Form 10-Q
period 1996-03-31
TELEWEST PLC
filed 1996-05-15
CIK 949606

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q







[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
        ___________


                         COMMISSION FILE NUMBER: 0-26840



                                  TELEWEST PLC

             (Exact Name of Registrant as Specified in its Charter)

       ENGLAND AND WALES                                    N.A.
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                              GENESIS BUSINESS PARK
                              ALBERT DRIVE, WOKING
                                SURREY, GU21 5RW
                                 UNITED KINGDOM

                      TELEPHONE NUMBER 011 44 1483 750 900


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]   No  [_]



At March 31, 1996, 919,963,400 ordinary shares of 10p each were outstanding.


================================================================================

                       PART 1 ------ FINANCIAL INFORMATION

ITEM 1 ------ FINANCIAL STATEMENTS.
- - -------------------------------------------------------------------------------

TELEWEST PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)

- - ----------------------------------------------------------------------------------------------------------------------------------

                                                                                     3 months          3 months         3 months
                                                                                        ended             ended            ended
                                                                                     March 31,         March 31,        March 31,
                                                                                         1996              1996             1995
REVENUE

Cable television                                                                  $     42,845   (pound)  28,073  (pound)  12,504
Telephony - residential                                                                 42,695            27,975            9,610
Telephony - business                                                                    10,955             7,178            3,483
Other ((pound)407 and(pound)288 in 1996 and 1995 from related parties)                   2,952             1,934              834

                                                                                    ----------       -----------      -----------
                                                                                        99,447            65,160           26,431
                                                                                    ----------       -----------      -----------

OPERATING COSTS AND EXPENSES

Programming                                                                            (23,342)          (15,294)          (5,817)
Telephony                                                                              (18,670)          (12,233)          (5,267)
Selling, general, and administrative (including(pound)710 and(pound)509 in 1996        (63,156)          (41,381)         (20,255)
 and 1995  from related parties)
Depreciation                                                                           (39,779)          (26,064)         (11,956)
Amortization of goodwill                                                                (9,836)           (6,445)            (525)

                                                                                    ----------       -----------      -----------
                                                                                      (154,783)         (101,417)         (43,820)
                                                                                    ----------       -----------      -----------


OPERATING LOSS                                                                         (55,336)          (36,257)         (17,389)


OTHER INCOME/(EXPENSE)

Interest income((pound)432 and(pound)12 in 1996 and 1995 from related parties)          10,403             6,816            3,003
Interest expense and similar charges ((pound)nil and(pound)471 in 1996 and
  1995 from related parties)                                                           (36,607)          (23,986)            (979)
Unrealized loss on interest rate swaps                                                       -                 -           (2,561)
Foreign exchange losses, net                                                           (25,436)          (16,666)               -
Share of net losses of affiliates                                                       (5,429)           (3,557)          (2,421)
Gain on disposal of assets                                                                  60                39                -
Minority interests in (profits)/losses of consolidated subsidiaries, net                   (26)              (17)              36
Other, net                                                                                   -                 -                5
                                                                                    ----------       -----------      -----------
LOSS BEFORE INCOME TAXES                                                              (112,371)          (73,628)         (20,306)

Income tax expense                                                                         (29)              (19)              (7)
                                                                                    ----------       -----------      -----------
NET LOSS                                                                          $   (112,400)  (pound) (73,647)  (pound)(20,313)
                                                                                    ==========       ===========      ===========


LOSS PER ORDINARY SHARE (DOLLARS/POUND) (NOTE 5)                                  $      (0.12)  (pound)   (0.08)  (pound)  (0.02)
                                                                                    ==========       ===========      ============

See Notes to Unaudited Consolidated Financial Statements.


TELEWEST PLC
US GAAP
UNAUDITED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

- - -------------------------------------------------------------------------------------------------------------------------------

                                                                      March 31,              March 31,         December 31,
                                                                          1996                   1996                 1995
ASSETS


Cash and cash equivalents                                     $       579,193   (pound)      379,500 (pound)      464,818
Trade receivables (net of allowance for doubtful accounts
        of(pound)5,324 and(pound)4,695)                                37,003                 24,245               23,123
Other  receivables                                                     44,629                 29,242               25,657
Prepaid expenses                                                        9,722                  6,370                6,133
Investments in affiliates, accounted for under the equity
         method, and related receivables                              119,408                 78,239               80,703
Other investments, at cost                                             31,540                 20,666               20,666
Property and equipment (less accumulated depreciation
         of(pound)207,788 and(pound)182,142)                        1,729,687              1,133,329            1,063,808
Goodwill (less accumulated amortization of
         (pound)18,203 and(pound)11,758)                              761,934                499,236              495,881
Other assets (less accumulated amortization
         of(pound)1,491 and(pound)742)                                154,297                101,099              108,931

                                                                -------------          -------------       --------------
TOTAL ASSETS                                                  $     3,467,413   (pound)    2,271,926 (pound)    2,289,720
                                                                =============          =============       ==============



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                              $        63,322   (pound)       41,490 (pound)       40,402
Other liabilities                                                     192,086                125,859              103,824
Debt                                                                1,255,144                822,398              792,265
Capital lease obligations                                              49,676                 32,549               30,314
                                                                -------------          -------------       --------------
TOTAL LIABILITIES                                                   1,560,228              1,022,296              966,805
                                                                -------------          -------------       --------------

Minority interests                                                        281                    184                  167
                                                                -------------          -------------       --------------
Shareholders' equity
Convertible preference shares, 10 pence par value;
         661,000,000 shares authorized in 1996 and 1995;               75,710                 49,607               49,607
         496,066,708 shares issued and outstanding
                in 1996 and 1995
Ordinary shares, 10 pence par value;
         2,010,000,000 shares authorized in 1996 and 1995;
         919,963,400 shares issued and outstanding
                in 1996 and 1995                                      140,404                 91,996               91,996
Additional paid-in capital                                          2,019,118              1,322,971            1,322,971
Accumulated deficit                                                  (325,636)              (213,364)            (139,717)
                                                                -------------         --------------        -------------
                                                                    1,909,596              1,251,210            1,324,857
Ordinary shares held in trust for the TeleWest
          Restricted Share Scheme                                      (2,692)                (1,764)              (2,109)
                                                                -------------         --------------       --------------
TOTAL SHAREHOLDERS' EQUITY                                          1,906,904              1,249,446            1,322,748
                                                                -------------         --------------       --------------

Commitments and contingencies (note 6)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     3,467,413   (pound)    2,271,926 (pound)    2,289,720
                                                                =============         ==============       ==============

See Notes to Unaudited Consolidated Financial Statements.


TELEWEST PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

- - ----------------------------------------------------------------------------------------------------------------------------------

                                                                         3 months             3 months             3 months
                                                                            ended                ended                ended
                                                                         March 31,            March 31,            March 31,
                                                                             1996                 1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                      $  (112,400)   (pound)  (73,647)   (pound)   (20,313)

         Adjustments to reconcile net loss to
             net cash provided by/(used in) operating activities:
             Depreciation                                                   39,779              26,064               11,956
             Amortization of goodwill                                        9,836               6,445                  525
             Amortization of deferred financing costs and issue
                 discount on senior discount debentures                     25,791              16,899                    -
             Accrued interest on senior debentures                           8,319               5,451                    -
             Unrealized loss on foreign currency translation                25,436              16,666                    -
             Unrealized loss on interest rate swap                               -                   -                2,561
             Share of losses of affiliates                                   5,429               3,557                2,421
             Gain on disposals of assets                                       (60)                (39)                   -
             Minority interests in profit/(loss)                                26                  17                  (36)
         Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
             Change in receivables                                          (8,871)             (5,812)                (869)
             Change in prepaid expenses                                       (362)               (237)                (205)
             Change in accounts payable                                     (9,777)             (6,406)             (11,600)
             Change in other liabilities                                    21,775              14,267                4,502
         Other (net)                                                             -                   -                   (5)
                                                                        ----------           ---------           ----------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                          4,921               3,225              (11,063)
                                                                        ----------           ---------           ----------


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash paid for property and equipment                             (114,029)            (74,714)             (65,449)
         Cash paid for acquisition of subsidiaries                         (21,516)            (14,098)                   -
         Proceeds from disposals of assets                                     853                 559                   19
                                                                        ----------           ---------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                     (134,692)            (88,253)             (65,430)
                                                                        ----------           ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash paid for debenture issue costs                                  (838)               (549)                   -
         Cash paid for share issue costs                                         -                   -               (5,643)
         Increase in overdraft                                                   -                   -                  448
         Capital element of finance lease repayments                          (943)               (618)               2,107
                                                                        ----------           ---------           ----------
NET CASH USED IN FINANCING ACTIVITIES                                       (1,781)             (1,167)              (3,088)
                                                                        ----------           ---------           ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (131,552)            (86,195)             (79,581)

         Effect of exchange rate changes on cash and
             cash equivalents                                                1,339                 877                    -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           709,406             464,818              248,002
                                                                        ----------           ---------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   579,193    (pound)  379,500    (pound)   168,421
                                                                        ==========           =========           ==========
                                                                       .

See Notes to Unaudited Consolidated Financial Statements.



TELEWEST PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

- - -----------------------------------------------------------------------------------------------------------------------------------

                                            CONVERTIBLE                                  ADDITIONAL
                                             PREFERENCE       ORDINARY    SHARES HELD       PAID-IN      ACCUMULATED
                                                 SHARES         SHARES       IN TRUST       CAPITAL          DEFICIT        TOTAL
                                                (pound)        (pound)        (pound)       (pound)          (pound)      (POUND)

BALANCE AT DECEMBER 31, 1995                     49,607         91,996         (2,109)    1,322,971         (139,717)   1,322,748

Accrued employee compensation relating to
   the TeleWest Restricted Share Scheme               -              -            345             -                -          345

Net loss for the period to March 31, 1996             -              -              -             -          (73,647)     (73,647)

                                           ---------------------------------------------------------------------------------------
BALANCE AT  MARCH 31, 1996                       49,607         91,996         (1,764)    1,322,971         (213,364)   1,249,446
                                           =======================================================================================


See Notes to Unaudited Consolidated Financial Statements.

TELEWEST PLC
US GAAP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PREPARATION

        TeleWest plc (the "Company") was incorporated on October 20, 1994 under the laws of England and Wales. On October 2, 1995, the entire issued share capital of TeleWest Communications plc ("Old TeleWest") was transferred to the Company in exchange for fully paid up shares of the Company pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement") made between Old TeleWest, the Company and the shareholders of Old TeleWest. Details regarding the organization and history of Old TeleWest and the Scheme of Arrangement can be found in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "1995 Annual Report").

        On October 3, 1995, immediately following the completion of the Scheme of the Arrangement, the Company acquired the entire issued share capital of SBC CableComms (UK) ("SBCC"), a company that holds cable television and telephony interests in the United Kingdom ( "UK"), from its former shareholders in exchange for fully paid up shares of the Company. Details regarding the acquisition can be found in the 1995 Annual Report.

        The unaudited consolidated financial statements of the Company and its majority owned subsidiaries (and, where appropriate, their predecessor companies, collectively, the "TeleWest Group") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

        As the currency in which the Company operates is UK pounds sterling and the economic environment in which the Company operates is the United Kingdom, the financial statements are stated in pounds sterling ((pound)). Merely for convenience, the financial statements contain translations of certain pounds sterling amounts into US dollars at $1.5262 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on March 29, 1996.

2.      RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the periods ended March 31, 1995 and 1996 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1995 Annual Report .

3.      ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS

        The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps"). Such contracts are used to hedge against adverse changes in foreign currency exchange rates associated with certain obligations denominated in foreign currency.

        The foreign currency option and the Foreign Currency Swaps are recorded on the balance sheet

TELEWEST PLC
US GAAP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.      ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS (CONTINUED)

        in other assets or other liabilities at their fair value at the end of each reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

4.      DEPRECIATION

        The estimated useful lives of certain assets within system electronics and cable and ducting were re-assessed during the period and changed from 10 years and 30 years to 8 years and 25 years, respectively. These assets will be written off over their revised estimated remaining lives. The change in asset lives does not have a material effect on the current period financial statements.


5.      LOSS PER SHARE

        Loss per share is based on the number of ordinary shares outstanding for the period of 919,963,400 shares.

6.      COMMITMENTS AND CONTINGENCIES

        The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its balance sheet position and its results.

ITEM 2----MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial information contained in this Report on Form 10-Q is prepared in accordance with US GAAP. In accordance with UK securities regulations, the Company also prepares financial statements in accordance with UK GAAP. The UK GAAP financial statements for the period covered by this Report are contained in
Exhibit 99 to this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the management discussion and analysis found in the 1995 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

On October 3, 1995, the Company raised (pound)734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually (with the first such payment having been made on April 1, 1996); interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. On October 2, 1995, the Company entered into certain currency hedge arrangements to reduce its exposure to exchange rate fluctuations on the debentures between Pounds Sterling and US Dollars through October 1, 2000. The aggregate cost of such arrangements was (pound)88 million. The proceeds of the issue have been and will be used by the Company to fund general working capital, capital expenditures, additional investments, if any, in affiliated companies or other companies engaged in the cable/telecommunications business. The proceeds of the issue were also used to purchase the currency hedge arrangements described above and to repay a credit facility entered into by SBCC.

The Company's principal hedge instrument, a foreign currency option, provides protection against exchange rate fluctuations up to the early redemption date of October 1, 2000, down to a rate of $1.452: (pound)1, and allows the Company to benefit from a strengthening of Pounds Sterling. The instrument is marked to its market value and exchange gains and losses on the debentures are recorded as they arise. As a result, the Company's results may be materially influenced by future exchange rate movements.

Cash and deposit balances at March 31, 1996 were (pound)379.5 million. The Company had undrawn bank and lease facilities of more than (pound)400 million as at March 31, 1996.

In June 1994, the Company (through an indirectly wholly owned subsidiary) entered into a (pound)195 million revolving credit facility (the "Scotland Credit Facility"). In October 1993, the Company (through indirectly wholly owned partnerships) entered into a (pound)190 million revolving credit facility (the "London South/Avon Credit Facility"). These facilities are used to finance network construction in, and to assist in meeting the working capital requirements of, the respective regional franchise areas; and in the case of the London South/Avon Credit Facility, the facility was used to refinance a (pound)20 million credit facility. Both facilities are secured by the assets, partnership interests and shares of the respective franchises and borrowings thereunder bear interest at a floating rate based upon LIBOR. The Company's ability to borrow under each facility is subject to, among other things, its compliance with the financial and other covenants contained therein, and the failure to comply with such covenants could result in all amounts outstanding under such facility becoming due and payable.

The Company incurred a net cash outflow from operating activities of (pound)11.1 million in the first quarter 1995. Net cash inflow from operating activities was (pound)3.2 million in the first quarter 1996 reflecting the improvement in the Company's operating results, excluding non cash items, from the first quarter 1995.

The Company incurred net cash outflow from investing activities of (pound)65.4 million and (pound)88.3 million in the first quarter 1995 and 1996, respectively. The Company's principal investing activities continue to be the construction of the network and, in the first quarter 1996, the acquisition of a franchise covering the Worcester area from Bell Cablemedia plc for (pound)9.8 million to continue the expansion of the network. The Company expects to continue to have significant capital requirements to fund the cost of constructing the network for the foreseeable future.

Cash used in financing activities was (pound)3.1 million and (pound)1.2 million in the first quarter 1995 and 1996, respectively. Cash used in financing activities consisted principally of professional fees relating to share issue costs outstanding from 1994 paid in the first quarter 1995 and to debenture issue costs outstanding from 1995 paid in the first quarter 1996.

At March 31, 1996, the Company's broadband network had passed approximately 55% of the homes in its owned and operated franchise areas as compared to 42% of homes in its owned and operated franchises at 31 March 1995. Total capital expenditure in the first quarter 1996 was (pound)96.1 million as compared with (pound)62.7 million in the first quarter 1995 and continues to remain in line with the Company's expectations.

The Company is obligated under the terms of its telecommunications licences to construct its network to pass a specified number of premises by prescribed dates. The Company expects to exceed milestone obligations under its telecommunications licences. If such milestones are not met, the Company may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of the Company's telecommunications licences. Although the Company from time to time has not met certain milestones, it has sought and received appropriate milestone modifications from the Director General.

The Company expects to make capital expenditures of an aggregate of approximately (pound)520 million during 1996.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances, together with anticipated revenues) to substantially complete the construction of the owned and operated network (including the recently acquired franchises of Worcester and Southport), to fund the Company's operations, to upgrade older portions of the network, to develop and introduce certain new products, to pay interest on the Company's debt and to refinance the existing London South/Avon and Scotland Credit Facilities (aggregating (pound)385 million), will be approximately (pound)1 billion. The Company currently intends to obtain such funding from syndicated bank financing and has secured bank commitment letters aggregating (pound)1.2 billion, although there can be no assurance that such funding or any other funding will be available to the Company, that the Company will not elect to use alternative funding sources or that the Company's current anticipated funding requirements will be in line with the Company's expectations.

SUMMARY OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1995 AND 1996)

The Company's consolidated revenue increased by 147% from (pound)26.4 million in the first quarter 1995 to (pound)65.2 million in the first quarter 1996. The results of the Company for the first quarter 1996 include the results of the former SBCC franchises which were acquired in October 1995; the inclusion of these results accounted for an 88% increase. The remainder of the increase was principally attributable to the larger subscriber base created by the Company's continuing network construction in the Old TeleWest franchises.

REVENUE

Cable television revenue increased by 125% from (pound)12.5 million in the first quarter 1995 to (pound)28.1 million in the first quarter 1996. This increase was primarily attributable to a 121% increase (from 183,323 to 404,403) in the average number of customers during each period, resulting from an increase in the number of homes passed and marketed in the Old TeleWest franchises (from 881,923 to 1,194,176) and from the inclusion of the former SBCC franchises, which contributed 154,138 customers at March 31, 1996. Penetration remained stable at 21.8% as at March 31, 1995 (21.6% as at March 31, 1996) and churn decreased from 48.7% in the first quarter 1995 to 42.2% in the first quarter 1996. Churn decreased from 47.7% for the twelve-month period ended March 31, 1995 to 40.7% for the twelve-month period ended March 31, 1996.

Average monthly revenue per cable television customer increased from (pound)22.61 in the first quarter 1995 to (pound)23.12 in the first quarter 1996, reflecting an increase in the average premium channels purchased per customer, an increase in the basic channel charge implemented in the fourth quarter 1995, and the additional revenues generated from the UK's first national pay-per view programming aired in March 1996.

Telephony revenue increased by 168% from (pound)13.1 million in the first quarter 1995 to (pound)35.2 million in the first quarter 1996. Residential telephony revenue increased by 191% (from (pound)9.6 million to (pound)28.0 million) and business telephony revenue increased by 106% (from (pound)3.5 million to (pound)7.2 million) from the first quarter 1995 to the first quarter 1996.

The increase in residential telephony revenue was primarily due to a 222% increase (from 139,356 to 448,285) in the average number of residential telephony lines during each period, which was partially offset by a 9% decrease (from (pound)22.96 to (pound)20.78) in the average monthly revenue per residential line. The increase in the average number of residential telephony lines was attributable to a 56% increase in the number of homes passed and marketed in the Old TeleWest franchises (from 661,080 to 1,034,329) and the inclusion of the former SBCC franchises which represented 210,899 lines at March 31, 1996. The decrease in the average monthly revenue per line was mainly attributable to the inclusion of the former SBCC franchises, which have a lower average monthly revenue per line, and price reductions in per minute call charges in response to price cutting by British Telecommunications plc, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and plans to mitigate the revenue impact of these reductions through increased call volumes and higher line rentals. Residential telephony penetration increased from 22.9% at March 31, 1995 to 26.7% at March 31, 1996 and churn increased from 19.1% in the first quarter 1995 to 24.1% in the first quarter 1996. Churn increased from 18.7% for the twelve-month period ended March 31, 1995 to 22.5% for the twelve-month period ended March 31, 1996.

The increase in business telephony revenue was primarily attributable to a 155% increase (from 16,691 to 42,575) in the average number of business telephony lines during the period, which was partially offset by a 19% decrease (from (pound)69.51 to (pound)56.16) in the average monthly revenue per business line. The decrease in the average monthly revenue per line was attributable to the inclusion of the former SBCC franchises, which have historically marketed their services to smaller businesses, and price reductions in per minute call charges in response to competition.

Other revenue increased 132% from (pound)0.8 million in the first quarter 1995 to (pound)1.9 million in the first quarter 1996, and is derived primarily from management services provided to Affiliated Companies, cable publications and network management services provided to other operators and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses increased by 131% from (pound)43.8 million in the first quarter 1995 to (pound)101.4 million in the first quarter 1996.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 47% in the first quarter 1995 to 54% in the first quarter 1996 as a result of more channels being provided to customers and a higher premium to basic channel ratio. Programming fees as a percentage of revenue are generally higher for premium channels than for basic channels.

Interconnection charges are the largest component of the Company's operating costs in providing telephony services. As a percentage of telephony revenue, interconnection charges declined from 40% in the first quarter 1995 to 35% in the first quarter 1996 as interconnect costs have reduced and line rental income, which gives rise to no third party cost, represented a larger proportion of total average revenue per line in the first quarter of 1996 than in the first quarter 1995. The Company expects the trend of increasing line rental income and decreasing call charge rates to continue.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 77% in the first quarter 1995 to 64% in the first quarter 1996. The Company expects that its selling, general and administrative expenses will remain significant as a percentage of revenue while the network continues to be built out. The Company increased its workforce by 82% from 2,296 as at March 31, 1995 to 4,188 as at March 31, 1996 (including 1,321 employees in the former SBCC franchises). A portion of labour and overhead costs are capitalised as they relate to the construction of the network. Total labour and overhead costs capitalised in the first quarter 1996 amounted to (pound)9.1 million, compared to (pound)9.0 million in the first quarter 1995.

Depreciation expense increased 118% from (pound)12.0 million in the first quarter 1995 to (pound)26.1 million in the first quarter 1996. This increase was principally attributable to capital expenditure associated with the Company's continuing construction activities, depreciation recorded by the former SBCC franchises, and a reduction in the estimated useful lives of certain network assets. Amortization expense increased from (pound)0.5 million in the first quarter 1995 to (pound)6.4 million in the first quarter 1996 primarily due to the amortization of goodwill arising on the acquisition of SBCC.

OTHER INCOME (EXPENSE)

The Company's share of the net losses its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)2.4 million and (pound)3.6 million for the first quarter 1995 and 1996, respectively. The performance of the Affiliated Companies was broadly in line with expectations.

Financial expenses consist primarily of interest expense of (pound)24.0 million for the first quarter 1996 ((pound)1.0 million for the first quarter 1995), and foreign exchange losses of (pound)16.7 million for the first quarter 1996 ((pound)nil for the first quarter 1995) offset by interest income earned on short-term investments and loans to Affiliated Companies of (pound)6.8 million for the first quarter 1996 ((pound)3.0 million in the first quarter 1995).

Interest expense increased by (pound)23.0 million in the first quarter 1996 primarily as a result of the accrued interest expense on the Senior Debentures and the Senior Discount Debentures issued by the Company in October 1995. The foreign exchange losses in the first quarter 1996 arose principally from the retranslation of the US Dollar denominated debentures to Pounds Sterling using the March 31, 1996 exchange rate and marking the associated hedging instruments to their market value at March 31, 1996.

                         PART II ---- OTHER INFORMATION






ITEM 1 ----LEGAL PROCEEDINGS

None


ITEM 2 ---- CHANGES IN SECURITIES

None


ITEM 3 ---- DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 ---- OTHER MATTERS

None


ITEM 6 ---- EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        27 ---- TeleWest plc financial data schedule
        99 ---- TeleWest plc Press Release issued on May 15, 1996 with respect to results of operations for the quarterly period ended March 31, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)

b.      Reports on Form 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   TELEWEST PLC


                                   By: /s/ STEPHEN  J. DAVIDSON
                                      --------------------------
                                   Name: Stephen J. Davidson
                                   Title: Finance Director (principal financial
                                          officer and duly authorized signatory)





May 15, 1996

                                    EXHIBITS


      EXHIBIT

        27 ---- TeleWest plc Financial Data Schedule

        99 ---- TeleWest plc Press Release issued on May 15, 1996 with respect to results of operations for the quarterly period ended March 31, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)