Form 10-Q
period 1996-06-30
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1996-08-14
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to

                        Commission file number 0-26840


                           Telewest Communications plc
             (Exact Name of Registrant as Specified in its Charter)


     England and Wales                                        N.A.
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                              Genesis Business Park
                              Albert Drive, Woking
                                Surrey, GU21 5RW
                                 United Kingdom

                      Telephone number: 001 44 1483 750 900


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .


At June 30, 1996, 927,010,883 ordinary shares of 10p each were outstanding.

PART 1 ------- FINANCIAL INFORMATION

ITEM 1 ------ FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                              3 months        3 months        3 months      6 months        6 months        6 months
                                                ended           ended           ended         ended           ended           ended
                                             June 30,        June 30,        June 30,      June 30,        June 30,        June 30,
                                                 1996            1996            1995          1996            1996            1995
                                              (note 1)                                      (note 1)
REVENUE

Cable television                          $    44,722  (pound) 28,799  (pound) 13,369   $    88,317  (pound) 56,872  (pound) 25,873
Telephony - residential                        45,576          29,349          10,595        89,018          57,324          20,205
Telephony - business                           12,507           8,054           3,654        23,654          15,232           7,137
Other ((pound)814 and(pound)571
 in 1996 and 1995 from related parties)         3,289           2,118           1,351         6,292           4,052           2,185
                                           -----------      ----------     ------------- -----------      ----------     -----------
                                              106,094          68,320          28,969       207,281         133,480          55,400
                                           -----------      ----------     ------------- -----------      ----------     -----------

OPERATING COSTS AND EXPENSES

Programming                                   (24,017)        (15,466)         (6,158)      (47,767)        (30,760)        (11,975)
Telephony                                     (20,318)        (13,084)         (4,248)      (39,315)        (25,317)         (9,515)
Selling, general, and administrative
 (including(pound)1,216 and(pound)1,349
 in 1996 and 1995 from related parties)       (66,973)        (43,128)        (25,945)     (131,234)        (84,509)        (46,200)
Depreciation                                  (44,427)        (28,609)        (11,303)      (84,902)        (54,673)        (23,259)
Amortization of goodwill                      (10,201)         (6,569)           (524)      (20,209)        (13,014)         (1,049)
                                           -----------      ----------     ------------- -----------      ----------     -----------
                                             (165,936)       (106,856)        (48,178)     (323,427)       (208,273)        (91,998)
                                           -----------      ----------     ------------- -----------      ----------     -----------


OPERATING LOSS                                (59,842)        (38,536)        (19,209)     (116,146)        (74,793)        (36,598)


OTHER INCOME/(EXPENSE)

Interest income ((pound)846 and(pound)660
 in 1996 and 1995 from related parties)         7,246           4,666           3,062        17,830          11,482           6,065
Interest expense and similar charges          (43,925)        (28,286)         (1,474)      (81,173)        (52,272)         (2,453)
Unrealized loss on interest rate swaps              -               -          (2,688)            -               -          (5,249)
Foreign exchange losses, net                  (48,143)        (31,002)              -       (74,024)        (47,668)              -
Share of net losses of affiliates              (6,109)         (3,934)         (3,217)      (11,633)         (7,491)         (5,638)
Gain on disposal of assets                        185             119              36           245             158              36
Minority interests in profits of
 consolidated subsidiaries, net                   (57)            (37)            (50)          (84)            (54)            (14)
Other, net                                          -               -              (5)            -               -               -
                                           -----------      ----------     ------------- -----------      ----------     -----------

LOSS BEFORE INCOME TAXES                     (150,645)        (97,010)        (23,545)     (264,985)       (170,638)        (43,851)

Income tax expense                               (109)            (70)             (2)         (138)            (89)             (9)
                                           -----------      ----------     ------------- -----------      ----------     -----------

NET LOSS                                  $  (150,754) (pound)(97,080) (pound)(23,547)  $  (265,123)(pound)(170,727) (pound)(43,860)
                                           ===========      ==========     ============= ===========      ==========     ===========


LOSS PER ORDINARY SHARE
 (DOLLARS/POUND) (NOTE 5)                 $     (0.16) (pound)  (0.10) (pound)  (0.03)  $     (0.29)(pound)   (0.18) (pound)  (0.05)
                                           ===========      ==========     ============= ===========      ==========     ===========


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                               June 30,            June 30,        December 31,
                                                                                   1996                1996               1995
                                                                                (note 1)
ASSETS

Cash and cash equivalents                                                 $     348,443    (pound)  224,382   (pound)  464,818
Trade receivables (net of allowance for doubtful accounts of(pound)5,427
       and(pound)4,695)                                                          42,719              27,509             23,123
Other receivables                                                                45,986              29,613             25,657
Prepaid expenses                                                                  6,965               4,485              6,133
Investments in affiliates, accounted for under the equity method, and
       related receivables                                                      116,586              75,076             80,703
Other investments, at cost                                                       39,857              25,666             20,666
Property and equipment (less accumulated depreciation of(pound)235,935
      and(pound)182,142)                                                      1,917,189           1,234,586          1,063,808
Goodwill (less accumulated amortization of(pound)24,772 and(pound)11,758)       780,396             502,541            495,881
Other assets (less accumulated amortization of(pound)1,538 and(pound)742)       127,664              82,210            108,931
                                                                             -----------         -----------       ------------
TOTAL ASSETS                                                              $   3,425,805    (pound)2,206,068   (pound)2,289,720
                                                                             ===========         ===========       ============



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                          $      53,634    (pound)   34,538   (pound)   40,402
Other liabilities                                                               216,932             139,695            103,824
Debt                                                                          1,281,209             825,043            792,265
Capital lease obligations                                                        68,848              44,335             30,314
                                                                             -----------         -----------       ------------

TOTAL LIABILITIES                                                             1,620,623           1,043,611            966,805
                                                                             -----------         -----------       ------------

Minority interests                                                                  343                 221                167
                                                                             -----------         -----------       ------------

Shareholders' equity
Convertible preference shares, 10 pence par value;
       661,000,000 shares authorized in 1996 and 1995;
       496,066,708 shares issued and outstanding in 1996 and 1995                77,035              49,607             49,607
Ordinary shares, 10 pence par value;
       2,010,000,000 shares authorized in 1996 and 1995;
       927,010,883 and 919,963,400 shares issued and outstanding
        in 1996 and 1995, respectively                                          143,955              92,701             91,996
Additional paid-in capital                                                    2,068,677           1,332,136          1,322,971
Accumulated deficit                                                            (482,088)           (310,444)          (139,717)
                                                                             -----------         -----------       ------------

                                                                              1,807,579           1,164,000          1,324,857
Ordinary shares held in trust for the Telewest Restricted Share Scheme           (2,740)             (1,764)            (2,109)
                                                                             -----------         -----------       ------------

TOTAL SHAREHOLDERS' EQUITY                                                    1,804,839           1,162,236          1,322,748
                                                                             -----------         -----------       ------------

Commitments and contingencies (note 6)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   3,425,805    (pound)2,206,068   (pound)2,289,720
                                                                             ===========         ===========       ============

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                            6 months             6 months              6 months
                                                                               ended                ended                 ended
                                                                            June 30,             June 30,              June 30,
                                                                                1996                 1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                                         $   (265,123)  (pound)   (170,727)   (pound)    (43,860)

       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                       84,902               54,673                23,259
           Amortization of goodwill                                           20,209               13,014                 1,049
           Amortization of deferred financing costs and issue
               discount on senior discount debentures                         60,016               38,648                     -
           Unrealized loss on foreign currency translation                    74,024               47,668                     -
           Unrealized loss on interest rate swap                                   -                    -                 5,249
           Share of losses of affiliates                                      11,633                7,491                 5,638
           Gain on disposals of assets                                          (245)                (158)                  (36)
           Minority interests in profits                                          84                   54                    14
       Changes in operating assets and liabilities,
           net of effect of acquisition of subsidiaries:
           Change in receivables                                             (15,965)             (10,281)               (3,955)
           Change in prepaid expenses                                          2,519                1,622                  (966)
           Change in accounts payable                                        (11,369)              (7,321)               (6,113)
           Change in other liabilities                                        29,204               18,806                 7,489
                                                                          -----------          -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (10,111)              (6,511)              (12,232)
                                                                          -----------          -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for property and equipment                                 (304,954)            (196,378)             (126,487)
       Cash paid for acquisition of subsidiaries                             (21,893)             (14,098)                    -
       Additions to other investments                                         (7,765)              (5,000)               (9,262)
       Proceeds from disposals of assets                                       1,345                  866                   130
                                                                          -----------          -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES                                       (333,267)            (214,610)             (135,619)
                                                                          -----------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Cash paid for credit facility arrangement costs                       (27,611)             (17,780)                    -
       Cash paid for debenture issue costs                                      (853)                (549)                    -
       Cash paid for share issue costs                                             -                    -                (6,141)
       Capital element of finance lease repayments                            (1,335)                (860)                 (359)
                                                                          -----------          -----------           -----------

NET CASH USED IN FINANCING ACTIVITIES                                        (29,799)             (19,189)               (6,500)
                                                                          -----------          -----------           -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (373,177)            (240,310)             (154,351)

       Effect of exchange rate changes on cash and
           cash equivalents                                                     (196)                (126)                    -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             721,816              464,818               248,002
                                                                          -----------          -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    348,443   (pound)    224,382    (pound)     93,651
                                                                          ===========          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

Cash paid for interest during the period                                $     22,056   (pound)     14,203    (pound)      2,295
                                                                          ===========          ===========           ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                           CONVERTIBLE                                    ADDITIONAL
                                            PREFERENCE     ORDINARY   SHARES HELD           PAID-IN    ACCUMULATED
                                                SHARES       SHARES      IN TRUST           CAPITAL        DEFICIT            TOTAL
BALANCE AT  DECEMBER 31, 1995            (pound)49,607(pound)91,996(pound)(2,109) (pound)1,322,971(pound)(139,717) (POUND)1,322,748

Issue of shares                                      -          705            -             9,165              -             9,870

Accrued employee compensation relating to
   the Telewest Restricted Share Scheme              -            -          345                 -              -               345

Net loss for the period to June 30, 1996             -            -            -                 -       (170,727)         (170,727)
                                          ------------------------------------------------------------------------------------------
BALANCE AT  JUNE 30, 1996                       49,607       92,701       (1,764)        1,332,136       (310,444)        1,162,236
                                          ==========================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

         Telewest Communications plc (the "Company") was incorporated on October 20, 1994 under the laws of England and Wales. On October 2, 1995, the Company acquired the whole of the issued share capital of Telewest Communications Cable Limited, then called TeleWest Communications plc ("Old Telewest"), in exchange for the issue of fully paid up shares of the Company pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement") made between Old Telewest, the Company and the shareholders of Old Telewest. Details regarding the organization and history of Old Telewest and the Scheme of Arrangement can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission (the "1995 Annual Report").

         On October 3, 1995, immediately following the completion of the Scheme of Arrangement, the Company acquired the entire issued share capital of SBC CableComms (UK) ("SBCC"), a company that holds cable television and telephony interests in the United Kingdom ("UK"), from its former shareholders in exchange for fully paid up shares of the Company. Details regarding the acquisition can be found in the 1995 Annual Report.

         The unaudited condensed consolidated financial statements of the Company and its majority owned subsidiaries (and, where appropriate, their predecessor companies, collectively, the "Telewest Group") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

         As the currency in which the Company operates is UK pounds sterling and the economic environment in which the Company operates is the UK, the financial statements are stated in pounds sterling ((pound)). Merely for convenience, the financial statements contain translations of certain pounds sterling amounts into US dollars at $1.5529 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on June 28, 1996.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended June 30, 1995 and 1996 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1995 Annual Report.

3.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS

         The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps") under which the Company exchanges principal amounts of foreign currencies with another party at an agreed exchange rate and, at maturity, re-exchanges the principal amounts at an exchange rate agreed at the outset of the transaction. Over the term of the Foreign Currency Swaps, the Company and the swap counterparty also exchange payments equivalent to interest in different currencies in respect of the principal amounts exchanged. The foreign currency options and Foreign Currency Swaps are used to hedge against adverse changes in foreign currency exchange rates associated with certain obligations denominated in foreign currency.

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS (CONTINUED)

         The foreign currency option and the Foreign Currency Swaps are recorded on the balance sheet in "other assets" or "other liabilities" at their fair value at the end of each reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

4.       DEPRECIATION

         The estimated useful lives of certain assets within system electronics and cable and ducting were reassessed with effect from January 1, 1996 and have been changed from 10 years and 30 years to 8 years and 25 years, respectively. These assets will be written off over their revised estimated remaining lives. The change in asset lives does not have a material effect on the current period financial statements.

5.       LOSS PER ORDINARY SHARE

         Loss per ordinary share is based on the weighted average number of ordinary shares outstanding for the period of 923,487,142 shares.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its balance sheet position and its results.

7.       BANK FINANCING

         A subsidiary of the Company is party to a senior secured credit facility which, subject to satisfaction of certain conditions, will be available for future drawdowns. The facility will be available to finance the capital expenditure, working capital, and other related requirements for the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South, Avon and Scotland Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licences or franchises which may become available and to refinance advances and the payment of interest, fees and expenses in respect of the senior secured credit facility.

         The facility is divided into two tranches: the first portion (Tranche
         A) will be available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) will be available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion.

         Borrowings under the facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR for Tranche B. The facility contains financial and other covenants.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the management discussion and analysis contained in the 1995 Annual Report.

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements which involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and Mercury Communications Limited ("Mercury") as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses; the ability of the Company to respond to changes or increases in competition and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment, and the performance of the Affiliated Companies (which are not controlled by the Company).

LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1996, the Company (through a directly wholly owned subsidiary) entered into a (pound)1.2 billion senior secured credit facility with a syndicate of banks (the "Senior Secured Facility"). The Senior Secured Facility will, subject to satisfaction of certain conditions, be used to finance the capital expenditure, working capital requirements and other permitted related activities for the construction and operation of directly or indirectly wholly owned telephony and television franchises of the Company; to fund the payment of cash interest on the Senior Debentures and Senior Discount Debentures (as defined below); to fund the repayment of existing secured borrowings of the Company in respect of the London South, Avon and Scotland Regional Franchise Areas; to fund loans to or investments in affiliated companies; to fund the acquisition, and subsequent construction, of local delivery operators/franchises; and to refinance advances and the payment of interest, fees and expenses in respect of the Senior Secured Facility. The Senior Secured Facility is divided into two tranches, the first will be available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998 with full repayment by December 31, 1998. The second tranche will be available on a revolving basis concurrently with the first tranche for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. Borrowings under the Senior Secured Facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for the first tranche and between 0.5% and 1.875% above LIBOR for the second tranche. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants contained therein, and the failure to comply with such covenants could result in all such amounts outstanding under the facility becoming due and payable. The Company expects that the first drawdown under the Senior Secured Facility will be made in the fourth quarter of 1996.

On October 3, 1995, the Company raised (pound)734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually; interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. On October 2, 1995, the Company entered into certain currency hedge arrangements to reduce its exposure to exchange rate fluctuations on the debentures between pounds sterling and US dollars through October 1, 2000. The aggregate cost of such arrangements was (pound)88 million. The proceeds of the issue have been and will be used by the Company to fund general working capital, capital expenditures, additional investments, if any, in affiliated companies or other companies engaged in the cable/telecommunications business, any television or licensing business and any programming guide or telephony directory business. The proceeds of the issue were also used to purchase the currency hedge arrangements described above and to repay a credit facility entered into by SBCC.

The Company's principal hedge instrument, a foreign currency option, provides protection against exchange rate fluctuations on the Senior Discount Debentures up to the early redemption date of October 1, 2000, down to a rate of $1.452:
(pound)1, and allows the Company to benefit from positive exchange rate movements. The Company has also entered into one of the Foreign Currency Swaps to hedge its exposure to adverse changes in exchange rates associated with the Senior Debentures up to the early redemption date of October 1, 2000. Under the terms of the Foreign Currency Swap, the Company has exchanged, with the swap counterparty, an amount equal to the US dollar principal amount of the Senior Debentures in return for pounds sterling, and at maturity, will re-exchange the currency amounts. The Company and the swap counterparty also exchange payments equivalent to interest in respect of the currency amounts exchanged. Both hedging instruments are marked to their market value at the end of each reporting period and exchange gains and losses on the debentures are recorded at such time. As a result, the Company's results may be materially influenced by future exchange rate movements.

Cash and deposit balances at June 30, 1996 were (pound)224 million.

The Company incurred a net cash outflow from operating activities of (pound)12.2 million and (pound)6.5 million in the six month period ended June 30, 1995 and 1996, respectively, reflecting the improvement in the Company's operating results, excluding non cash items, in the six month period ended June 30, 1996 from the six month period ended June 30, 1995.

The Company incurred net cash outflow from investing activities of (pound)135.6 million and (pound)214.6 million in the six month period ended June 30, 1995 and 1996, respectively. The Company's principal investing activities continue to be the construction of the network, providing debt and equity financing to the Affiliated Companies and other investments, and in the six month period ended June 30, 1996, the acquisition of a franchise covering the Worcester area from Bell Cablemedia plc for (pound)9.8 million to continue the expansion of the network. The Company expects to continue to have significant capital requirements to fund the cost of constructing the network for the foreseeable future.

Cash used in financing activities was (pound)6.5 million and (pound)19.2 million in the six month period ended June 30, 1995 and 1996, respectively. Cash used in financing activities consisted principally of professional fees relating to share issue costs outstanding from 1994 which were paid in the six month period ended June 30, 1995 and loan arrangement and agency fees of (pound)17.8 million relating to the (pound)1.2 billion Senior Secured Facility which were paid in the six month period ended June 30, 1996.

At June 30, 1996, the Company's broadband network had passed approximately 57% of the homes in its owned and operated franchise areas as compared to 46% of homes in its owned and operated franchises at June 30, 1995. Total capital expenditure in the six month period ended June 30, 1996 was (pound)230.2 million as compared with (pound)125.5 million in the six month period ended June 30, 1995. The increase in expenditure during 1996 was largely a result of the construction of the network in the former SBCC franchises which were acquired in October 1995.

The Company is obligated under the terms of its telecommunications licences to construct its network to pass a specified number of premises by prescribed dates. The Company expects to exceed milestone obligations under its telecommunications licences (as originally specified or as modified subsequent thereto). If such milestones are not met, the Company may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of the Company's telecommunications licences. Although the Company from time to time has not met certain milestones, it has sought and received appropriate milestone modifications from the Director General, and currently is negotiating for modifications of the milestones for a limited number of licenses.

The Company expects to make capital expenditures of an aggregate of approximately (pound)500 million during 1996.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances, together with anticipated revenues) to substantially complete the construction of the owned and operated network (including the recently acquired franchises of Worcester and Southport), to fund the Company's operations, to upgrade older portions of the network, to develop and introduce certain new products, and to pay interest on the Company's debt will be approximately (pound)1 billion. The Company expects that such funding will be provided by the Senior Secured Facility although there can be no assurance that the Company will not elect to use alternative funding sources or that the Company's current anticipated funding requirements will be in line with expectations.

SUMMARY OF OPERATIONS (THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1996)

The Company's consolidated revenue increased by 136% from (pound)29.0 million in the three month period ended June 30, 1995 to (pound)68.3 million in the three month period ended June 30, 1996 and by 141% from (pound)55.4 million in the six month period ended June 30, 1995 to (pound)133.5 million in the six month period ended June 30, 1996 . The results of the Company for the first six months of 1996 include the results of the former SBCC franchises which were acquired in October 1995; the inclusion of the results of the SBCC franchises accounted for 84% of the 136% increase and 61% of the 141% increase in revenue for the three and six month period, respectively, ended June 30, 1996, over the corresponding periods in 1995. The remainder of the increase in revenue over the corresponding periods in 1995 was principally attributable to the larger subscriber base created by the Company's continuing network construction in the Old Telewest franchises.

CABLE TELEVISION REVENUE

Cable television revenue increased by 115% from (pound)13.4 million in the three month period ended June 30, 1995 to (pound)28.8 million in the three month period ended June 30, 1996 and by 120% from (pound)25.9 million in the six month period ended June 30, 1995 to (pound)56.9 million in the six month period ended June 30, 1996. The increase was primarily attributable to a 111% increase (from 198,642 to 418,341) and a 116% increase (from 190,829 to 411,466) in the average number of customers in the three and six month periods, respectively, ended June 30, 1996 compared to the corresponding periods ended June 30, 1995. The increase in the average number of customers results from an increase in the number of homes passed and marketed in the Old Telewest franchises (from 974,006 at June 30, 1995 to 1,275,236 at June 30, 1996) and from the inclusion in 1996 of the former SBCC franchises which contributed 159,805 customers at June 30, 1996.

Penetration decreased slightly from 21.6% as at March 31, 1996 to 21.1% as at June 30, 1996 and from 21.8% as at March 31, 1995 to 21.2% as at June 30, 1995.
Penetration decreased from 21.9% at December 31, 1995 to 21.1 % at June 30, 1996 and from 22.2% at December 31, 1994 to 21.2% at June 30, 1995. Annualized quarterly churn in the three month period ended June 30, 1996 was 35.3% and churn in the twelve month period ended June 30, 1996 was 36.4%.

In previous quarters, the Company has calculated churn by including in the total of those customers who disconnect within the period, those who transfer (customers who move their cable television/residential telephony service from one premise to another within an owned and operated Company franchise). While this has had no effect on the calculation of penetration, which is based on period end figures, it has meant that churn has been overstated. Like other companies within the UK cable industry, and commencing with the current quarter, the Company has calculated churn to exclude those customers who transfer. It is not possible to recalculate 1995 churn rates on the revised basis and hence no comparative figures for 1995 can be given. The 1996 and 1995 churn rates calculated on the old basis (ie to include in churn those customers who transfer) are as follows: annualized quarterly churn decreased from 48.4% in the three month period ended June 30, 1995 to 39.1% in the three month period ended June 30, 1996 and churn also decreased from 45.7% in the twelve month period ended June 30, 1995 to 39.5% in the twelve month period ended June 30, 1996.

Average monthly revenue per cable television customer increased from (pound)22.52 in the three month period ended June 30, 1995 to (pound)22.95 in the three month period ended June 30, 1996 and from (pound)22.58 in the six month period ended June 30, 1995 to (pound)23.04 in the six month period ended June 30, 1996, resulting from an increase in the basic channel charge implemented in the fourth quarter 1995 and the additional revenues generated from the UK's first national pay-per-view programming aired in March 1996.

TELEPHONY REVENUE

Telephony revenue increased by 163% from (pound)14.2 million in the three month period ended June 30, 1995 to (pound)37.4 million in the three month period ended June 30, 1996 and by 166% from (pound)27.3 million in the six month period ended June 30, 1995 to (pound)72.6 million in the six month period ended June 30, 1996.

Residential telephony revenue increased by 177% from (pound)10.6 million in the three month period ended June

30, 1995 to (pound)29.3 million in the three month period ended June 30, 1996 and by 184% from (pound)20.2 million in the six month period ended June 30, 1995 to (pound)57.3 million in the six month period ended June 30, 1996. Business telephony revenue increased by 120% from (pound)3.7 million in the three month period ended June 30, 1995 to (pound)8.1 million in the three month period ended June 30, 1996 and by 113% from (pound)7.1 million in the six month period ended June 30, 1995 to (pound)15.2 million in the six month period ended June 30, 1996.

The increase in residential telephony revenue in the three and six month periods ended June 30, 1996 compared to the corresponding periods ended June 30, 1995 was primarily due to a 194% increase (from 164,377 to 482,907) and a 207% increase (from 151,858 to 465,558) in the average number of residential lines in the three and six month periods, respectively, ended June 30,1996 compared to the corresponding periods ended June 30, 1995. The increase in the average number of residential lines results from an increase in the number of homes passed and marketed in the Old Telewest franchises (from 772,435 at June 30, 1995 to 1,142,954 at June 30, 1996) and from the inclusion in 1996 of the former SBCC franchises, which represented 225,476 lines at June 30, 1996. The increase in the average number of residential telephony lines was partially offset by a decrease in the average monthly revenue per residential line, which decreased by 5% from (pound)21.46 in the three month period ended June 30, 1995 to (pound)20.28 in the three month period ended June 30, 1996, and decreased by 7% from (pound)22.15 in the six month period ended June 30, 1995 to (pound)20.52 in the six month period ended June 30, 1996. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and to seek to mitigate the revenue impact of these reductions through higher line rentals and increased call volumes resulting from increased marketing.

Residential telephony penetration decreased from 26.7% at March 31, 1996 to 26.4% at June 30, 1996 and decreased from 22.9% at March 31, 1995 to 22.8% at June 30, 1995. Penetration increased from 26.0% at December 31, 1995 to 26.4 % at June 30, 1996 and from 22.1% at December 31, 1994 to 22.8% at June 30, 1995.
Annualized quarterly churn per line was 20.6% in the three month period ended June 30, 1996 and churn per line for the twelve month period ended June 30, 1996 was 20.2%.

As set out on page 9, the Company has modified its calculation of churn to exclude those customers who transfer. The 1996 and 1995 churn rates calculated on the old basis (ie to include in churn customers who transfer) are as follows: annualized quarterly churn per line increased from 21.3% in the three month period ended June 30, 1995 to 24.4% in the three month period ended June 30, 1996 and churn per line also increased from 20.7% in the twelve month period ended June 30, 1995 to 23.3% in the twelve month period ended June 30, 1996.

The increase in business telephony revenue in the three and six month periods ended June 30, 1996 compared to the corresponding periods ended June 30, 1995 was primarily attributable to a 148% increase (from 19,734 to 48,956) and a 151% increase (from 18,232 to 45,805) in the average number of business telephony lines in the three and six month periods, respectively, ended June 30 1996, which was partially offset by a decrease in the average monthly revenue per business line, which decreased by 9% from (pound)60.09 in the three month period ended June 30, 1995 to (pound)54.87 in the three month period ended June 30, 1996, and decreased by 14% from (pound)64.43 in the six month period ended June 30, 1995 to (pound)55.42 in the six month period ended June 30, 1996. The decrease in the average monthly revenue per line was attributable to price reductions in per minute call charges in response to competition and increased sales of Centrex, a new business telecommunications product, which has a lower average monthly revenue per line.

Other revenue increased by 57% and 85% in the three and six month periods, respectively, ended June 30, 1996 compared to the same periods in 1995, and is derived primarily from management services provided to Affiliated Companies, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses increased by 122% from (pound)48.2 million in the three month period ended June 30, 1995 to (pound)106.9 million in the three month period ended June 30, 1996 and increased by 126% from (pound)92.0 million in the six month period ended June 30, 1995 to (pound)208.3 million in the six month period ended June 30, 1996.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 46% in both the three month period and the six month period ended June 30, 1995 to 54% for both corresponding periods in 1996, as a result of more channels, such as European Business News and the Sci-Fi Channel, being provided to customers in the basic cable television package and the inclusion, in the results for 1996, of the former SBCC franchises which have higher per channel programming costs.

As a percentage of telephony revenue, telephony operating costs increased from 30% in the three month period ended June 30, 1995 to 35% in the three month period ended June 30, 1996 and remained stable at 35% for both six month periods ended June 30, 1995 and 1996. Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. Interconnection charges for the three month period ended June 30, 1995 were reduced by credits relating to interconnection charges of earlier periods; credits of such magnitude were not received in the corresponding period ending June 30, 1996. The increase in the three month period ended June 30, 1996 over the corresponding period in 1995 was also due to the inclusion within telephony costs in 1996 of certain expenses which had been classified as selling, general and administrative expenses in 1995.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 90% and 83% in the three and six month periods ended June 30, 1995 to 63% for both corresponding periods in 1996. The decrease is due to reductions in support costs as the Company exploits the efficiency gains of its enlarged operations which have been partially offset by higher customer acquisition costs as the Company increases its marketing expenditure. The Company expects that its selling, general and administrative expenses will remain significant as a percentage of revenue until the Company completes construction of a substantial proportion of its network. The Company increased its workforce by 76% from 2,586 as at June 30, 1995 to 4,564 as at June 30, 1996 (including 1,373 employees in the former SBCC franchises). A portion of labor and overhead costs are capitalised as they relate to the construction of the network. Total labor and overhead costs capitalised in the three month period ended June 30, 1996 amounted to (pound)9.5 million, compared to (pound)5.0 million in the three month period ended June 30, 1995 and (pound)18.6 million in the six month period ended June 30, 1996, compared to (pound)9.7 million in the six month period ended June 30, 1995.

Depreciation expense increased 153% from (pound)11.3 million in the three month period ended June 30, 1995 to (pound)28.6 million in the three month period ended June 30, 1996 and by 135% from (pound)23.3 million in the six month period ended June 30, 1995 to (pound)54.7 million in the six month period ended June 30, 1996. This increase was principally attributable to capital expenditure associated with the Company's continuing construction activities, depreciation recorded by the former SBCC franchises, and a reduction in the estimated useful lives of certain network assets. Amortization expense increased from (pound)0.5 million in the three month period to June 30, 1995 to (pound)6.6 million in the three month period to June 30, 1996 and from (pound)1.0 million in the six month period to June 30, 1995 to (pound)13.0 million in the six month period ended June 30, 1996, primarily due to the amortization of goodwill arising on the acquisition of SBCC.

OTHER INCOME (EXPENSE)

The Company's share of the net losses of its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)3.2 million and (pound)3.9 million for the three month periods ended June 30, 1995 and 1996, respectively and (pound)5.6 million and (pound)7.5 million for the six month periods ended June 30, 1995 and 1996, respectively. The performance of the Affiliated Companies was broadly in line with expectations.

For the three month periods ended June 30, 1995 and 1996, financial expenses consist primarily of interest expense of (pound)28.3 million for the three month period ended June 30, 1996 ((pound)1.5 million for the three month period ended June 30, 1995), and foreign exchange losses of (pound)31.0 million for the three month period ended June 30, 1996 ((pound)nil for the three month period ended June 30, 1995) offset in part by interest income earned on short-term investments and loans to Affiliated Companies of (pound)4.7 million for the three month period ended June 30, 1996 ((pound)3.1 million in the three month period ended June 30, 1995).

For the six month periods ended June 30, 1995 and 1996, financial expenses consist primarily of interest expense of (pound)52.3 million for the six month period ended June 30, 1996 ((pound)2.5 million for the six month period ended June 30, 1995), and foreign exchange losses of (pound)47.7 million for the six month period ended June 30, 1996 ((pound)nil for the six month period ended June 30, 1995) offset by interest income earned on short-term investments and loans to Affiliated Companies of (pound)11.5 million for the six month period ended June 30, 1996 ((pound)6.1 million in the six month period ended June 30, 1995).

Interest expense increased by (pound)26.8 million in the three month period ended June 30, 1996 and by (pound)49.8 million in the six month period ended June 30, 1996 compared to the equivalent periods of the preceding year primarily as a result of the accrued interest expense on the Senior Debentures and the Senior Discount Debentures issued by the Company in October 1995. The foreign exchange losses in the six months ended June 30, 1996 arose principally from the retranslation of the US dollar denominated debentures to pounds sterling using the June 30, 1996 exchange rate and marking the associated hedging instruments to their market value at June 30, 1996.

                         PART II ---- OTHER INFORMATION



ITEM 1 ----LEGAL PROCEEDINGS

None


ITEM 2 ---- CHANGES IN SECURITIES

None


ITEM 3 ---- DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 ---- OTHER MATTERS

None


ITEM 6 ---- EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.66-- Loan Agreement, by and among Telewest Communications Networks
                 Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, Natwest Markets and The Toronto-Dominion Bank, as lenders and CIBC Wood Gundy plc, as agent, dated as of May 22, 1996.
         27   -- Telewest Communications plc financial data schedule
         99   -- Telewest Communications plc Press Release issued on
                 August 5, 1996 with respect to results of operations for the six month period ended June 30, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

b.       Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                          TELEWEST COMMUNICATIONS PLC


                                          By:  /s/   STEPHEN  J. DAVIDSON
                                              -----------------------------
                                          Name: Stephen J. Davidson
                                          Title:Acting Chief Executive Officer
                                                (duly authorized signatory and
                                                principal financial officer)





August 14, 1996

                                    EXHIBITS


EXHIBIT

10.66--- Loan Agreement, by and among Telewest Communications Networks
         Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, Natwest Markets and The Toronto-Dominion Bank, as lenders and CIBC Wood Gundy plc, as agent, dated as of May 22, 1996.

27   --- Telewest Communications plc Financial Data Schedule

99   --- Telewest Communications plc Press Release issued on August 5, 1996 with respect to results of operations for the six month period ended June 30, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)