Form 10-Q
period 1996-09-30
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1996-11-14
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                      Telephone number: 001 44 1483 750 900


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

At September 30, 1996, 927,563,971 ordinary shares of 10p each were outstanding.


TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                               3 months      3 months         3 months      9 months      9 months         9 months
                                                  ended         ended            ended         ended         ended            ended
                                          September 30, September 30,    September 30, September 30,  September 30,   September 30,
                                                   1996          1996             1995          1996           1996            1995
                                               (note 1)                                     (note 1)
REVENUE

Cable television                            $  45,802  (pound)  29,261  (pound) 14,281    $ 134,824 (pound)  86,133 (pound)  40,154
Telephony - residential                        51,425           32,853          12,173      141,154          90,177          32,378
Telephony - business                           13,405            8,564           4,149       37,248          23,796          11,286
Other ((pound)1,201 and(pound)1,053
  in 1996 and 1995 from related parties)        3,827            2,445           1,637       10,170           6,497           3,822
                                           -----------   -------------    ------------   -----------   ------------    ------------
                                              114,459           73,123          32,240      323,396         206,603          87,640
                                           -----------   -------------    ------------   -----------   ------------    ------------

OPERATING COSTS AND EXPENSES

Programming                                   (25,705)         (16,422)         (7,104)     (73,854)        (47,182)        (19,079)
Telephony                                     (17,268)         (11,032)         (7,196)     (56,897)        (36,349)        (16,711)
Selling, general, and administrative
 (including(pound)4,058 and(pound)1,558
 in 1996 and 1995 from related parties)       (69,152)         (44,178)        (24,371)    (201,434)       (128,687)        (70,571)
Depreciation                                  (46,072)         (29,433)        (13,179)    (131,651)        (84,106)        (36,438)
Amortization of goodwill                      (10,284)          (6,570)           (525)     (30,655)        (19,584)         (1,574)
                                           -----------    -------------    ------------  -----------    ------------    ------------
                                             (168,481)        (107,635)        (52,375)    (494,491)       (315,908)       (144,373)
                                           -----------    -------------    ------------  -----------    ------------    ------------

OPERATING LOSS                                (54,022)         (34,512)        (20,135)    (171,095)       (109,305)        (56,733)


OTHER INCOME/(EXPENSE)

Interest income((pound)1,255 and(pound)
  1,123 in 1996 and 1995 from
  related parties)                              4,568            2,918           1,431       22,540          14,400           7,496
Interest expense and similar charges          (40,753)         (26,035)         (1,734)    (122,573)        (78,307)         (4,187)
Unrealized loss on interest rate swaps              -                -          (3,360)           -               -          (8,609)
Foreign exchange losses, net                  (11,857)          (7,575)              -      (86,472)        (55,243)              -
Share of net losses of affiliates              (6,195)          (3,958)         (3,525)     (17,921)        (11,449)         (9,163)
Gain on disposal of assets                        (28)             (18)              1          219             140              37
Minority interests in profits of
  consolidated subsidiaries, net                  (97)             (62)             (5)        (182)           (116)            (19)
Other, net                                          -                -              (3)           -               -              (3)
                                           -----------    -------------    ------------  -----------    ------------    ------------


LOSS BEFORE INCOME TAXES                     (108,384)         (69,242)        (27,330)    (375,484)       (239,880)        (71,181)

Income tax expense                                (95)             (61)              5         (235)           (150)             (4)
                                           -----------    -------------    ------------  -----------    ------------    ------------

NET LOSS                                    $(108,479) (pound) (69,303) (pound)(27,325)   $(375,719)(pound)(240,030) (pound)(71,185)
                                           ===========    =============    ============  ===========    ============    ============



LOSS PER ORDINARY SHARE
  (DOLLARS/POUND) (NOTE 5)                  $   (0.12) (pound)   (0.07) (pound)  (0.03)   $   (0.41)(pound)    (0.26) (pound) (0.08)
                                           ===========    =============    ============  ===========    ============    ============



See accompanying notes to the unaudited condensed consolidated financial statements



TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                       September 30,           September 30,           December 31,
                                                                               1996                     1996                   1995
                                                                            (note 1)
ASSETS


Cash and cash equivalents                                               $   156,782         (pound)  100,161     (pound)    464,818
Trade receivables (net of allowance for doubtful accounts
         of(pound)5,465 and(pound)4,695)                                     48,679                   31,099                 23,123
Other receivables                                                            46,447                   29,673                 25,657
Prepaid expenses                                                              5,009                    3,200                  6,133
Investments in affiliates, accounted for under the equity
         method, and related receivables                                    116,181                   74,223                 80,703
Other investments, at cost                                                   40,175                   25,666                 20,666
Property and equipment (less accumulated depreciation of
         (pound)268,058 and(pound)182,142)                                2,091,565                1,336,207              1,063,808
Goodwill (less accumulated amortization of(pound)31,342
          and(pound)11,758)                                                 776,343                  495,971                495,881
Other assets (less accumulated amortization of(pound)3,098
          and(pound)742)                                                    108,202                   69,125                108,931
                                                                       -------------            -------------        ---------------
TOTAL ASSETS                                                            $ 3,389,383         (pound)2,165,325     (pound)  2,289,720
                                                                       =============            =============        ===============



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                        $    59,945         (pound)   38,296    (pound)      40,402
Other liabilities                                                           240,149                  153,421                103,824
Debt                                                                      1,306,218                  834,484                792,265
Capital lease obligations                                                    70,606                   45,107                 30,314
                                                                       -------------            -------------        ---------------
TOTAL LIABILITIES                                                         1,676,918                1,071,308                966,805
                                                                       -------------            -------------        ---------------

Minority interests                                                              443                      283                    167
                                                                       -------------            -------------        ---------------

Shareholders' equity
Convertible preference shares, 10 pence par value;
         661,000,000 shares authorized in 1996 and 1995;
         496,066,708 shares issued and outstanding in 1996 and 1995          77,650                   49,607                 49,607
Ordinary shares, 10 pence par value;
         2,010,000,000 shares authorized in 1996 and 1995;
         927,563,971 and 919,963,400 shares issued and outstanding
          in 1996 and 1995, respectively                                    145,191                   92,756                 91,996
Additional paid-in capital                                                2,086,360                1,332,882              1,322,971
Accumulated deficit                                                        (594,418)                (379,747)              (139,717)
                                                                       -------------            -------------        ---------------
                                                                          1,714,783                1,095,498              1,324,857


Ordinary shares held in trust for the Telewest Restricted Share Scheme       (2,761)                  (1,764)                (2,109)
                                                                       -------------            -------------        ---------------

TOTAL SHAREHOLDERS' EQUITY                                                1,712,022                1,093,734              1,322,748
                                                                       -------------            -------------        ---------------

Commitments and contingencies (note 6)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 3,389,383         (pound)2,165,325    (pound)   2,289,720
                                                                       =============            =============        ===============


See accompanying notes to the unaudited condensed consolidated financial statements

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------

                                                                               9 months          9 months          9 months
                                                                                  ended             ended             ended
                                                                          September 30,      September 30,    September 30,
                                                                                   1996              1996              1995
                                                                               (note 1)
CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                                             $  (375,719)  (pound)(240,030)   (pound)(71,185)

       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                         131,651            84,106            36,438
           Amortization of goodwill                                              30,655            19,584             1,574
           Amortization of deferred financing costs and issue
               discount on senior discount debentures                            88,264            56,388                 -
           Unrealized loss on foreign currency translation                       86,472            55,243                 -
           Unrealized loss on interest rate swap                                      -                 -             8,609
           Share of losses of affiliates                                         17,921            11,449             9,163
           Gain on disposals of assets                                             (219)             (140)              (37)
           Minority interests in profits                                            182               116                19
       Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
           Change in receivables                                                (23,440)          (14,975)           (4,352)
           Change in prepaid expenses                                             4,571             2,920            (2,132)
           Change in accounts payable                                           (16,879)          (10,783)           (6,621)
           Change in other liabilities                                           23,654            15,112            11,387
                                                                             ----------        ----------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                           (32,887)          (21,010)          (17,137)
                                                                             ----------        ----------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for property and equipment                                    (475,469)         (303,756)         (178,886)
       Cash paid for acquisition of subsidiaries                                (22,068)          (14,098)                -
       Additional investments in and loans to affiliates                         (1,855)           (1,185)                -
       Additions to other investments                                            (7,827)           (5,000)           (9,289)
       Proceeds from disposals of assets                                          1,407               899               229
                                                                             ----------        ----------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                          (505,812)         (323,140)         (187,946)
                                                                             ----------        ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Cash paid for credit facility arrangement costs                          (28,164)          (17,993)                -
       Cash paid for debenture issue costs                                       (1,074)             (686)                -
       Repayment of borrowings                                                   (1,467)             (937)                -
       Cash paid for share issue costs                                                -                 -            (6,141)
       Capital element of finance lease repayments                               (1,845)           (1,179)             (959)
                                                                             ----------        ----------         ---------

NET CASH USED IN FINANCING ACTIVITIES                                           (32,550)          (20,795)           (7,100)
                                                                             ----------        ----------         ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (571,249)         (364,945)         (212,183)

       Effect of exchange rate changes on cash and
           cash equivalents                                                         451               288                 -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                727,580           464,818           248,002
                                                                             ----------        ----------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   156,782   (pound) 100,161    (pound) 35,819
                                                                             ==========        ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

Cash paid for interest during the period                                    $    23,217   (pound)  14,832    (pound)  4,176
                                                                             ==========        ==========         =========


See accompanying notes to the unaudited condensed consolidated financial statements


TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
                                   CONVERTIBLE                                     ADDITIONAL
                                    PREFERENCE       ORDINARY    SHARES HELD          PAID-IN      ACCUMULATED
                                        SHARES         SHARES       IN TRUST          CAPITAL          DEFICIT            TOTAL

BALANCE AT  DECEMBER 31, 1995    (pound)49,607 (pound)91,996  (pound)(2,109) (pound)1,322,971 (pound)(139,717) (POUND)1,322,748

Issue of shares                              -           760              -             9,911               -            10,671

Accrued employee compensation
   relating to the Telewest
   Restricted Share Scheme                   -             -            345                 -               -               345

Net loss for the period to
    September 30, 1996                       -             -              -                 -        (240,030)         (240,030)
                                     -------------------------------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 1996   (pound)49,607 (pound)92,756  (pound)(1,764) (pound)1,332,882 (pound)(379,747) (POUND)1,093,734
                                     ===========================================================================================



See accompanying notes to the unaudited condensed consolidated financial statements

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

         Telewest Communications plc (the "Company") was incorporated on October 20,1994 under the laws of England and Wales. On October 2, 1995, the Company acquired the whole of the issued share capital of Telewest Communications Cable Limited, then called TeleWest Communications plc, ("Old Telewest"), in exchange for the issue of fully paid up shares of the Company pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement") made between Old Telewest, the Company and the shareholders of Old Telewest. Details regarding the organization and history of Old Telewest and the Scheme of Arrangement can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission (the "1995 Annual Report").

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

         As the currency in which the Company operates is UK pounds sterling and the economic environment in which the Company operates is the UK, the financial statements are stated in pounds sterling ((pound)). Merely for convenience, the financial statements contain translations of certain pounds sterling amounts into US dollars at $1.5653 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1996.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended September 30, 1995 and 1996 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 1995 Annual Report.

3.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS

         The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps") under which the Company exchanges principal amounts of foreign currencies with another party at an agreed exchange rate and agrees, at maturity, to re-exchange the principal amounts at an exchange rate agreed at the outset of the transaction. Over the term of the Foreign Currency Swaps, the Company and the swap counterparty also exchange interest payments in different currencies in respect of the principal amounts exchanged. The foreign currency options and Foreign Currency Swaps are used to hedge against adverse changes in foreign currency exchange rates associated with certain obligations denominated in

TELEWEST COMMINICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS (CONTINUED)

         foreign currency.

         The foreign currency option and the Foreign Currency Swaps are recorded on the balance sheet in "other assets" or "other liabilities" at their fair value at the end of each reporting period, with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

4.       DEPRECIATION

         The estimated useful lives of certain assets within system electronics and cable and ducting were re-assessed with effect from January 1, 1996 and changed from 10 years and 30 years to 8 years and 25 years, respectively. These assets will be written off over their revised estimated remaining lives. The change in asset lives does not have a material effect on the current period financial statements.

5.       LOSS PER ORDINARY SHARE

         Loss per ordinary share is based on the weighted average number of ordinary shares outstanding for the period of 924,706,630 shares.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its balance sheet position and its results.

7.       BANK FINANCING

         A subsidiary of the Company is party to a senior secured credit facility which is available for future drawdowns. The facility is available to finance the capital expenditure, working capital, and other related requirements for the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South and Avon Regional Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licences or franchises which may become available and to refinance advances and the payment of interest, fees and expenses in respect of the senior secured credit facility.

         The facility is divided into two tranches: the first portion (Tranche
         A) is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortising over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion.

         Borrowings under the facility are secured by the assets of the Company, including the partnership

TELEWEST COMMINICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       BANK FINANCING (CONTINUED)

         interests and shares of subsidiaries, and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. The Company's ability to borrow under the facility is subject to, among other things, its compliance with the financial and other covenants and conditions contained therein.

         In September 1996, the Company entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The effective dates of the interest rate swap agreements are January 2, 1997 and March 31, 1997 and the agreements mature on December 31, 2001 and March 28, 2002. The aggregate notional principal amount of the swaps adjusts upward on a semi-annual basis to a maximum of (pound)750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR and pays a fixed interest rate in the range of 7.835% - 7.975%.

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

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and Mercury Communications Limited ("Mercury") as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses; the ability of the Company to respond to changes or increases in competition and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment, and the performance of the Affiliated Companies (which are not controlled by the Company).

LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1996, the Company (through a directly wholly owned subsidiary) entered into a (pound)1.2 billion senior secured credit facility with a syndicate of banks (the "Senior Secured Facility"). The Senior Secured Facility will be used to finance the capital expenditure, working capital requirements and other permitted related activities for the construction and operation of directly or indirectly wholly owned telephony and television franchises of the Company; to fund the payment of cash interest on the Senior Debentures and Senior Discount Debentures (as defined below); to fund the repayment of existing secured borrowings of the Company in respect of the London South and Avon Regional Franchise Areas; to fund loans to or investments in Affiliated Companies; to fund the acquisition, and subsequent construction, of local delivery operators/franchises; and to refinance advances and the payment of interest, fees and expenses in respect of the Senior Secured Facility.

The Senior Secured Facility is divided into two tranches, the first will be available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998, with full repayment by December 31, 1998. The second tranche will be available on a revolving basis concurrently with the first tranche for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. Borrowings under the Senior Secured Facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for the first tranche and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for the second tranche. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein, and the failure to comply with such covenants could result in all such amounts outstanding under the facility becoming due and payable. The first drawdown under the Senior Secured Facility was made in October 1996.

 In September 1996, the Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The effective dates of the interest rate swap agreements are January 2, 1997 and March 31, 1997 and the agreements mature on December 31, 2001 and March 28, 2002. The aggregate notional principal amount of the swaps adjusts upward on a semi-annual basis to a maximum of (pound)750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR and pays a fixed interest rate in the range of 7.835% - 7.975%.

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

The Company's principal hedge instrument, a foreign currency option, provides protection against exchange rate fluctuations on the Senior Discount Debentures up to the early redemption date of October 1, 2000, down to a rate of $1.452:(pound)1, and allows the Company to benefit from positive exchange rate movements. The Company has also entered into a Foreign Currency Swap to hedge its exposure to adverse changes in exchange rates associated with the Senior Debentures up to the early redemption date of October 1, 2000. Under the terms of the Foreign Currency Swap, the Company has exchanged, with the swap counterparty, an amount equal to the US dollar principal amount of the Senior Debentures in return for pounds sterling, and agrees, at maturity, to re-exchange the currency amounts. The Company and the swap counterparty also exchange interest payments in respect of the currency amounts exchanged. Both hedging instruments are marked to their market value at the end of each reporting period and exchange gains and losses on the debentures are recorded at such time. As a result, the Company's results may be materially influenced by future exchange rate movements.

Cash and deposit balances at September 30, 1996 were (pound)100.2 million.

The Company incurred a net cash outflow from operating activities of (pound)17.1 million and (pound)21.0 million in the nine month period ended September 30, 1995 and 1996, respectively.

The Company incurred net cash outflow from investing activities of (pound)187.9 million and (pound)323.1 million in the nine month period ended September 30, 1995 and 1996, respectively. The Company's principal investing activities continue to be the construction of the network, and in the nine month period ended September 30, 1996, the acquisition of a franchise covering the Worcester area from Bell Cablemedia plc for (pound)9.8 million to continue the expansion of the network. The Company expects to continue to have significant capital requirements to fund the cost of constructing the network for the foreseeable future.

Cash used in financing activities was (pound)7.1 million and (pound)20.8 million in the nine month period ended September 30, 1995 and 1996, respectively. Cash used in financing activities consisted principally of professional fees relating to share issue costs outstanding from 1994 which were paid in the nine month period ended September 30, 1995 and loan arrangement and agency fees of (pound)18.0 million relating to the (pound)1.2 billion Senior Secured Facility which were paid in the nine month period ended September 30, 1996.

At September 30, 1996, the network had passed approximately 61% of the homes in its owned and operated franchise areas as compared to 48% of homes in its owned and operated franchises at September 30, 1995. Total capital expenditure in the nine month period ended September 30, 1996 was (pound)361.3 million as compared with

(pound)180.7 million in the nine month period ended September 30, 1995. The increase in expenditure during 1996 was largely a result of the construction of the network in the former SBCC franchises which were acquired in October 1995.

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

The Company currently expects that the anticipated funding requirements to substantially complete the construction of the owned and operated network (including the recently acquired franchises of Worcester and Southport), to fund the Company's operations, to upgrade older portions of the network, and to pay interest on the Company's debt will be approximately (pound)1 billion. The Company expects that such funding will be provided by the Senior Secured Facility although there can be no assurance that the Company will not elect to use alternative funding sources or that the Company's current anticipated funding requirements will be in line with expectations. The Company is continually evaluating investment opportunities as the market for cable services in the United Kingdom develops and such opportunities may require additional funding.


SUMMARY OF OPERATIONS (THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND
1996)

The Company's consolidated revenue increased by (pound)40.9 million or 127% from (pound)32.2 million in the three month period ended September 30, 1995 to (pound)73.1 million in the three month period ended September 30, 1996 and by (pound)119.0 million or 136% from (pound)87.6 million in the nine month period ended September 30, 1995 to (pound)206.6 million in the nine month period ended September 30, 1996 . The results of the Company for the first nine months of 1996 include the results of the former SBCC franchises which were acquired in October 1995; the inclusion of the results of the SBCC franchises accounted for 64% of the (pound)40.9 million increase and 62% of the (pound)119.0 million increase in revenue for the three and nine month period, respectively, ended September 30, 1996, over the corresponding periods in 1995. The remainder of the increase in revenue over the corresponding periods in 1995 was principally attributable to the larger subscriber base created by the Company's continuing network construction in the Old Telewest franchises.

CABLE TELEVISION REVENUE

Cable television revenue increased by 105% from (pound)14.3 million in the three month period ended September 30, 1995 to (pound)29.3 million in the three month period ended September 30, 1996 and by 115% from (pound)40.2 million in the nine month period ended September 30, 1995 to (pound)86.1 million in the nine month period ended September 30, 1996. The increase was primarily attributable to a 104% increase (from 215,627 to 440,861) and a 109% increase (from 202,229 to 421,770) in the average number of customers in the three and nine month periods, respectively, ended September 30, 1996 compared to the corresponding periods ended September 30, 1995. The increase in the average number of customers results from an increase in the number of homes passed and marketed in the Old Telewest franchises (from 1,057,734 at September 30, 1995 to 1,368,981 at September 30, 1996) and from the inclusion in 1996 of the former SBCC franchises which contributed 174,199 customers at September 30, 1996.

Penetration increased slightly from 21.1% as at June 30, 1996 to 21.2% as at September 30, 1996 and from 21.2% as at June 30, 1995 to 21.4% as at September 30, 1995. Penetration decreased from 21.9% at December 31, 1995 to 21.2% at September 30, 1996 and from 22.2% at December 31, 1994 to 21.4% at September 30, 1995. Annualized quarterly churn in the three month period ended September 30, 1996 was 35.6% and churn in the twelve month period ended September 30, 1996 was 36.2%.

Prior to April 1, 1996, the Company had calculated churn by including in the total of those customers who disconnect within the period, those who transfer their cable television/residential telephony service from one premise to another within an owned and operated Company franchise. While this had no effect on the calculation of penetration, which is based on period end figures, it has meant that churn has been overstated. Like other companies within the UK cable industry, and with effect from April 1, 1996, the Company has calculated churn to exclude those customers who so transfer their service. It is not possible to recalculate 1995 churn rates on the revised basis and hence no comparative figures for 1995 can be given. The 1996 and 1995 churn rates calculated on the old basis (ie to include in churn those customers who transfer) are as follows: annualized quarterly churn decreased from 40.6% in the three month period ended September 30, 1995 to 39.3% in the three month period ended September 30, 1996 and churn decreased from 43.6% in the twelve month period ended September 30, 1995 to 39.5% in the twelve month period ended September 30, 1996.

Average monthly revenue per cable television customer increased from (pound)22.05 in the three month period ended September 30, 1995 to (pound)22.12 in the three month period ended September 30, 1996 and from (pound)22.07 in the nine month period ended September 30, 1995 to (pound)22.69 in the nine month period ended September 30, 1996. This is a result of an increase in the basic channel charge implemented in the fourth quarter 1995 and the additional revenues generated from the UK's first national pay-per-view programming aired in March 1996 which were partially offset by a decrease in the average premium channels purchased per customer due to the inclusion in 1996 of the results of the former SBCC franchises. The introduction of Teleplus, a new cable television and residential telephony packaging strategy, also reduced the average premium channels purchased per customer in the three month period ended September 30, 1996 compared to the corresponding period in 1995.

TELEPHONY REVENUE

Telephony revenue increased by 154% from (pound)16.3 million in the three month period ended September 30, 1995 to (pound)41.4 million in the three month period ended September 30, 1996 and by 161% from (pound)43.7 million in the nine month period ended September 30, 1995 to (pound)114.0 million in the nine month period ended September 30, 1996.

Residential telephony revenue increased by 170% from (pound)12.2 million in the three month period ended September 30, 1995 to (pound)32.9 million in the three month period ended September 30, 1996 and by 179% from (pound)32.4 million in the nine month period ended September 30, 1995 to (pound)90.2 million in the nine month period ended September 30, 1996. Business telephony revenue increased by 106% from (pound)4.1 million in the three month period ended September 30, 1995 to (pound)8.6 million in the three month period ended September 30, 1996 and by 111% from (pound)11.3 million in the nine month period ended September 30, 1995 to (pound)23.8 million in the nine month period ended September 30, 1996.

The increase in residential telephony revenue in the three and nine month periods ended September 30, 1996 compared to the corresponding periods ended September 30, 1995 was primarily due to a 179% increase (from 189,532 to 529,571) and a 196% increase (from 164,456 to 487,541) in the average number of residential lines. The increase in the average number of residential lines results from an increase in the number of homes passed and marketed in the Old Telewest franchises (from 874,283 at September 30, 1995 to 1,267,255 at September 30, 1996) and from the inclusion in 1996 of the former SBCC franchises, which represented 248,228 lines at September 30, 1996. The increase in the average number of residential telephony lines was partially offset by a decrease in the average monthly revenue per residential line, which decreased by 3% from (pound)21.38 in the three month period ended September 30, 1995 to (pound)20.68 in the three month period ended September 30, 1996, and decreased by 6% from (pound)21.85 in the nine month period ended September 30, 1995 to (pound)20.55 in the nine month period ended September 30, 1996. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and to seek to mitigate the revenue impact of these reductions through higher line rentals and increased call volumes resulting from increased marketing.

Residential telephony penetration increased from 26.4% at June 30, 1996 to 26.8% at September 30, 1996 and increased from 22.8% at June 30, 1995 to 23.1% at September 30, 1995. Penetration increased from 26.0% at December 31, 1995 to 26.8% at September 30, 1996 and from 22.1% at 31 December 1994 to 23.1% at September 30, 1995. Annualized quarterly churn per line was 19.1% in the three month period ended September 30, 1996 and churn per line for the twelve month period ended September 30, 1996 was 20.0%.

As set out under the discussion of cable television revenue, the Company has modified its calculation of churn to exclude those customers who transfer their service within an owned and operated Company franchise. The 1996 and 1995 churn rates calculated on the old basis (ie to include in churn customers who transfer) are as follows: annualized quarterly churn per line increased from 23.4% in the three month period ended September 30, 1995 to 25.0% in the three month period ended September 30, 1996 and churn per line also increased from 21.4% in the twelve month period ended September 30, 1995 to 23.9% in the twelve month period ended September 30, 1996.

The increase in business telephony revenue in the three and nine month periods ended September 30, 1996 compared to the corresponding periods ended September 30, 1995 was primarily attributable to a 140% increase (from 23,229 to 55,684) and a 147% increase (from 19,906 to 49,150) in the average number of business telephony lines in the three and nine month periods, respectively, ended September 30, 1996, which was partially offset by a decrease in the average monthly revenue per business line, which decreased by 14% from (pound)59.50 in the three month period ended September 30, 1995 to (pound)51.27 in the three month period ended September 30, 1996, and decreased by 15% from (pound)62.97 in the nine month period ended September 30, 1995 to (pound)53.79 in the nine month period ended September 30, 1996. The decrease in the average monthly revenue per line was attributable to price reductions in per minute call charges in response to competition and increased sales of Centrex, a new business telecommunications product, which has a lower average monthly revenue per line.

Other revenue increased by 49% and 70% in the three and nine month periods, respectively, ended September 30, 1996 compared to the same periods in 1995, and is derived primarily from management services provided to Affiliated Companies, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses increased by 106% from (pound)52.4 million in the three month period ended September 30, 1995 to (pound)107.6 million in the three month period ended September 30, 1996 and increased by 119% from (pound)144.4 million in the nine month period ended September 30, 1995 to (pound)315.9 million in the nine month period ended September 30, 1996.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 50% and 48% in the three month period and the nine month period ended September 30, 1995, respectively, to 56% and 55% for the corresponding periods in 1996, as a result of programming fee increases, providing more channels such as European Business News and the Sci-Fi Channel to customers in the basic cable television package and the inclusion, in the results for 1996, of the former SBCC franchises which have higher per channel programming costs.

As a percentage of telephony revenue, telephony operating costs decreased from 44% in the three month period ended September 30, 1995 and 38% in the nine month period ended September 30, 1995 to 27% in the three month period ended September 30, 1996 and 32% for the nine month period ended September 30,1996. Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. Interconnection charges for the periods ended September 30, 1996 were reduced by credits relating to interconnection charges of earlier periods; credits of such magnitude were not received in the corresponding periods ending September 30, 1995.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 76% and 81% in the three and nine month periods ended September 30, 1995 to 60% and 62% for the corresponding periods in 1996. The decrease is due to reductions in support costs as the Company capitalizes on the efficiency gains of its enlarged operations which have been partially offset by higher customer acquisition costs as the Company increases its marketing expenditure. The Company expects that its selling, general and administrative expenses will remain significant as a percentage of revenue until the Company completes construction of a substantial proportion of its network at which time the significance of these costs as a percentage of revenue will reduce. A portion of labour and overhead costs are capitalised as they relate to the construction of the network. Total labour and overhead costs capitalised in the three month period ended September 30, 1996 were (pound)9.7 million, compared to (pound)5.9 million in the three month period ended September 30, 1995 and (pound)28.3 million in the nine month period ended September 30, 1996, compared to (pound)15.6 million in the nine month period ended September 30, 1995.

Depreciation expense increased 123% from (pound)13.2 million in the three month period ended September 30, 1995 to (pound)29.4 million in the three month period ended September 30, 1996 and by 131% from (pound)36.4 million in the nine month period ended September 30, 1995 to (pound)84.1 million in the nine month period ended September 30, 1996. This increase was principally attributable to capital expenditure associated with the Company's continuing construction activities, depreciation recorded by the former SBCC franchises, and a reduction in the estimated useful lives of certain network assets. Amortization expense increased from (pound)0.5 million in the three month period to September 30, 1995 to (pound)6.6 million in the three month period to September 30, 1996 and from (pound)1.6 million in the nine month period to September 30, 1995 to (pound)19.6 million in the nine month period ended September 30, 1996, primarily due to the amortization of goodwill arising on the acquisition of SBCC.

OTHER INCOME (EXPENSE)

The Company's share of the net losses of its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)3.5 million and (pound)4.0 million for the three month periods ended September 30, 1995 and 1996, respectively and (pound)9.2 million and (pound)11.4 million for the nine month periods ended September 30, 1995 and 1996, respectively.

For the three month periods ended September 30, 1995 and 1996, financial expenses consist primarily of interest expense of (pound)26.0 million for the three month period ended September 30, 1996 ((pound)1.7 million for the three month period ended September 30, 1995), and foreign exchange losses of (pound)7.6 million for the three month period ended September 30, 1996 (nil for the three month period ended September 30, 1995) offset in part by interest income earned on short-term investments and loans to Affiliated Companies of (pound)2.9 million for the three month period ended September 30, 1996 ((pound)1.4 million in the three month period ended September 30, 1995).

For the nine month periods ended September 30, 1995 and 1996, financial expenses consist primarily of interest expense of (pound)78.3 million for the nine month period ended September 30, 1996 ((pound)4.2 million for the nine month period ended September 30, 1995), and foreign exchange losses of (pound)55.2 million for the nine month period ended September 30, 1996 (nil for the nine month period ended September 30, 1995) offset by interest income earned on short-term investments and loans to Affiliated Companies of (pound)14.4 million for the nine month period ended September 30, 1996 ((pound)7.5 million in the nine month period ended September 30, 1995).

Interest expense increased by (pound)24.3 million in the three month period and by (pound)74.1 million in the nine month period ended September 30, 1996 compared to the equivalent periods of the preceding year primarily as a result of the accrued interest expense on the Senior Debentures and the Senior Discount Debentures issued by the Company in October 1995. The foreign exchange losses in the nine months ended September 30, 1996 arose principally from the re-translation of the US dollar denominated debentures to pounds sterling using the September 30, 1996 exchange rate and marking the associated hedging instruments to their market value at September 30, 1996.

                         PART II ---- OTHER INFORMATION



ITEM 1 ----LEGAL PROCEEDINGS

None


ITEM 2 ---- CHANGES IN SECURITIES

None


ITEM 3 ---- DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 ---- OTHER MATTERS

None


ITEM 6 ---- EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
         27 ---- Telewest Communications plc financial data schedule
         99 ---- Telewest Communications plc Press Release issued on
                  November 4, 1996 with respect to results of operations for the nine month period ended September 30, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

b.       Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         TELEWEST COMMUNICATIONS PLC

                                         By:  /S/  STEPHEN J. DAVIDSON

                                         Name: Stephen J. Davidson
                                         Title: Acting Chief Executive Officer
                                                (duly authorized signatory
                                                and principal financial officer)





November 14, 1996

                                    EXHIBITS


EXHIBIT

27---Telewest Communications plc Financial Data Schedule

99---Telewest Communications plc Press Release issued on November 4, 1996 with respect to results of operations for the nine month period ended September 30, 1996 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)