Form 10-K
period 1996-12-31
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1997-03-28
CIK 949606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From                    To

                         COMMISSION FILE NUMBER: 0-26840

                           TELEWEST COMMUNICATIONS PLC
             (Exact Name of Registrant as Specified in Its Charter)

                              ---------------------
     ENGLAND AND WALES                                             N/A
      (State or Other                                       (I.R.S. Employer
      Jurisdiction of                                    Identification Number)
     Incorporation or
       Organization)

                              GENESIS BUSINESS PARK
                                  ALBERT DRIVE
                             WOKING, SURREY GU21 5RW
                                 UNITED KINGDOM
                               011-44-1483-750-900
                    (Address of Principal Executive Offices)

                 Securities Registered Pursuant to Section 12(b)
                                   of the Act:

                                      NONE

                 Securities Registered Pursuant to Section 12(g)
                                   of the Act:

                     AMERICAN DEPOSITARY SHARES EVIDENCED BY
                 AMERICAN DEPOSITARY RECEIPTS, EACH REPRESENTING
                         TEN ORDINARY SHARES OF 10P EACH
                                (Title of Class)

                           ORDINARY SHARES OF 10P EACH
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]


     AT MARCH 1, 1997, 927,567,600 ORDINARY SHARES OF 10P EACH WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF THE ORDINARY SHARES ON THE LONDON STOCK EXCHANGE ON SUCH DATE HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY (POUND)299,073,917.


                       DOCUMENTS INCORPORATED BY REFERENCE


     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED MARCH 26, 1997, TO BE DELIVERED TO SHAREHOLDERS IN CONNECTION WITH THE 1997 ANNUAL GENERAL MEETING OF SHAREHOLDERS, ARE INCORPORATED BY REFERENCE INTO PART III.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                               Page

Item 1. Business............................................................................................... 3
Item 2. Properties.............................................................................................50
Item 3. Legal Proceedings......................................................................................50
Item 4. Submission of Matters to a Vote of Security Holders....................................................50

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters..................................52
Item 6. Selected Financial Data................................................................................59
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..................59
Item 8. Consolidated Financial Statements and Supplementary Data...............................................59
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................60

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................................................60
Item 11. Executive Compensation................................................................................60
Item 12. Security Ownership of Certain Beneficial Owners and Management........................................60
Item 13. Certain Relationships and Related Transactions........................................................60

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................60


                                     PART I

INTRODUCTORY NOTES:

         Telewest Communications plc, formerly known as Telewest plc (the "Company"), was formed for the purpose of acquiring the issued share capital of Telewest Communications plc ("Old Telewest") and SBC CableComms (UK) ("SBCC") in connection with the merger of Old Telewest and SBCC on October 3, 1995 (the "Merger"). Prior to the Merger with SBCC, Old Telewest was a publicly traded company traded on the London Stock Exchange and SBCC was a private company owned by affiliates of SBC Communications, Inc. ("SBC") and an affiliate of Cox Communications, Inc. ("Cox"). In connection with the Merger (a) all of the issued share capital of Old Telewest and SBCC were exchanged for shares of the Company, (b) Old Telewest and SBCC became wholly-owned subsidiaries of the Company (and currently are indirect wholly-owned subsidiaries), and (c) the Company became a publicly traded company (with its Ordinary Shares traded on the London Stock Exchange under the symbol "TWT" and American Depositary Shares ("ADSs") representing its Ordinary Shares traded on the Nasdaq National Market under the symbol "TWSTY"). All references to the Company prior to completion of the Merger are to Old Telewest or its predecessor business, TCI/U S WEST Cable Communications Group (a joint venture (the "Joint Venture") between affiliates of Tele-Communications, Inc. ("TCI") and affiliates of U S WEST, Inc. ("U S WEST") that owned and operated cable television and telephony businesses in the U.K. and was contributed to Old Telewest in connection with its initial public offering (the "Initial Public Offering") in November 1994.

         Unless otherwise indicated, the information contained in this Report (e.g., number of equity homes) does not reflect the franchise covering the Lothian area (with approximately 30,000 homes), which was awarded to the Company on March 20, 1997.

         References in this document to homes "passed" are to homes in respect of which network construction has been completed, and references to homes "passed and marketed" are to homes passed where marketing has commenced. References in this document to the number of "equity homes," "equity homes passed," "equity businesses," equity customers" and "equity lines" are to the number of homes, businesses, customers or lines, respectively, within franchises owned by a company multiplied by such company's effective equity interest in such franchises (e.g., a franchise with 100 homes in which such company has an effective interest of 25% would represent 25 equity homes for such company). Unless otherwise indicated in this document, "equity homes," "equity homes passed," "equity businesses," "equity customers" and "equity lines" are calculated for the purposes of this document for all periods on the basis of a company's effective interest in its franchises as at the date of this document.

         Unless the context requires otherwise, references in this document to the Company do not include the Affiliated Companies (as defined herein). All information with respect to the number of homes and businesses in a franchise area is based on the most recent published U.K. census data (1991) with respect to homes and the relevant company's estimates with respect to businesses. All information with respect to the number of homes "passed" or "passed and marketed" is based on physical counts made by the relevant company during the network construction or marketing phases (or in the case of homes acquired after network construction or marketing was completed by another operator, based on the records of such operator). All information with respect to the number of homes in an Affiliated Franchise (as defined herein) is based on the most recent published U.K. census data (1991), and all other information concerning the Affiliated Companies has been provided by (or derived from data provided by) the Affiliated Companies.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS:

         All statements other than statements of historical fact included in this document, including without limitation the statements incorporated herein from the Company's 1996 Annual Report and 1997 Proxy Statement are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") (as defined) and others as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses or to finance new initiatives; the ability of the Company to respond to changes or increases in competition (including the introduction of digital services by BSkyB (as defined) or other operators) and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the price of telephony interconnection; disruptions in supply of services and equipment, and the performance of the Affiliated Companies (as defined herein) (which are not controlled by the Company). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

 1.       BUSINESS

         The Company is a leading provider of cable television and residential and business cable telephony services in the U.K. The Company owns and operates 26 cable franchises (the "Owned and Operated Franchises") and has minority equity interests in three U.K. cable operators (the "Affiliated Companies"), which own and operate seven additional franchises (the "Affiliated Franchises"). As of December 31, 1996, the Owned and Operated Franchises and the Affiliated Franchises covered approximately 24% of the homes in the U.K. in areas for which cable franchises have been awarded. The Owned and Operated Franchises and the Affiliated Franchises together include approximately 5.1 million homes and approximately 344,000 businesses, of which approximately 4.3 million and approximately 290,000 are the Company's equity homes and equity businesses, respectively. As of December 31, 1996, the Company's network in such franchises had passed approximately 2,892,000 of the Company's equity homes (approximately 2,626,000 of which had been passed and marketed) and the Company had approximately 600,000 equity cable television customers, 694,000 equity residential telephone lines and 79,000 equity business telephone lines.

         The Company's 26 Owned and Operated Franchises, which include approximately 3.9 million homes, are managed in seven Regional Franchise
Areas: London South (including Croydon, Kingston and Richmond), Scotland (including Dundee, Edinburgh and Perth), North East (including Gateshead and Newcastle upon Tyne), South East (including Basildon, Chelmsford and Gravesend), Avon and Cotswolds (including Bath, Bristol, Cheltenham and Gloucester), North West (including St. Helens and Knowsley, Wigan, Preston, Southport, North and South Liverpool and Blackpool) and Midlands (including Telford, Dudley, Wolverhampton, Walsall, Worcester and Kidderminster). The seven Affiliated Franchises include approximately 1.2 million homes and provide the Company with an additional 396,000 equity homes. The Affiliated Franchise areas include Birmingham, parts of North London and Windsor.

         The Company provides a wide variety of cable television, cable telephony and on line services. Such services are provided over a hybrid fibre-coaxial network (i.e., high capacity broadband) which has been designed to enable the Company to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. The Company currently provides analogue services over the network, and expects to begin introducing digital services over the network by the end of 1997. Such digital services are expected to include pay-for-view programming, near-video-on-demand ("NVOD"), cable television Internet access, electronic mail and home shopping and banking.

         As of December 31, 1996, network construction was completed for approximately 65% of the homes in the Owned and Operated Franchises and 80% of the Affiliated Franchises and approximately (pound)1,592 million had been invested in the construction of the network of the Owned and Operated Franchises and (pound)665 million had been invested in the construction of the networks of the Affiliated Franchises (in each case including the costs of cable, ducting, network electronic equipment and subscriber connections). The Company anticipates that network construction will be completed for more than 78% of the homes in the Owned and Operated Franchises and 92% of the Affiliated Franchises by December 31, 1997 and expects that the remaining construction of the networks will be substantially completed by the end of 2000.

         In addition to the construction of a hybrid fibre-coaxial network in each of its franchises, the Company is developing an inter-franchise network to link the individual networks of the Owned and Operated Franchises and the Affiliated Franchises (the "Interfranchise Network"), carrying voice, data and video traffic between the franchises. The Interfranchise Network is expected to provide a number of benefits to the Company, including increased telephony margins resulting from reduced payments of interconnection fees to national carriers for domestic long distance calls. The Interfranchise Network is scheduled to be 75% complete by the end of 1997, with completion planned for the middle of 1998.

         The following table sets forth certain data concerning the Owned and Operated Franchises and Affiliated Franchises at and for the years ended December 31, 1994, 1995 and 1996. Except as otherwise noted in the footnotes to this table, all information with respect to SBCC is included only from and after October 3, 1995 (the date of completion of the Merger).

                                                        Owned and Operated                                Affiliated
                                                            Franchises                                  Franchises(1)
                                        ----------------------------------------------    ----------------------------------------
                                            1994              1995           1996              1994          1995           1996
                                            ----              ----           ----              ----          ----           ----
       CABLE TELEVISION
    Homes passed...................         893,372         1,987,344      2,575,142          173,736        242,415       316,878
    Homes passed and marketed......         805,475         1,831,458      2,335,953          167,393        235,196       290,276
    Basic customers................         179,096           401,469        528,142           45,477         56,003        71,457
    Basic penetration rate (2).....           22.2%             21.9%          22.6%            27.2%          23.8%         24.6%
    Average monthly revenue per
      customer (3)................. (pound)21.33(4)   (pound)21.32(4)   (pound)22.95     (pound)17.94   (pound)19.16  (pound)20.35
    Average churn rate ............     47.1%(5)(6)       41.0%(5)(6)       33.4%(7)      37.1%(5)(6)    31.5%(5)(6)      28.9%(7)

       RESIDENTIAL TELEPHONY

    Homes passed...................         658,150         1,750,288      2,396,658          162,284        237,940       299,603
    Homes passed and marketed......         580,708         1,652,604      2,254,734          155,372        229,956       287,701
    Residential customers..........         128,149           429,405        620,377           34,223         48,250        65,724
    Penetration rate (8)...........           22.1%             26.0%          27.5%            22.0%          21.0%         22.8%
    Residential lines connected....         128,530           430,926        627,009           34,443         48,549        66,512
    Average monthly revenue per
      line (9).....................(pound)24.16 (10) (pound)20.48 (10)   (pound)20.26     (pound)27.33   (pound)27.25 (pound)27.05
    Average churn rate per line....   17.7%(11)(12)     21.8%(11)(12)       19.6%(7)    26.5%(11)(12)  23.8%(11)(12)      25.8%(7)


       BUSINESS TELEPHONY
    Business customers.............           5,082            14,225         20,882            1,312          1,760         2,416
    Business lines connected.......          15,560            40,021         67,823            5,357          7,496        10,746
    Average number of business
    lines per customer (13)........             3.1               2.8            3.2              4.1            4.3           4.4
    Average monthly revenue per
      line (14)....................(pound)67.66(15)  (pound)58.92(15)   (pound)54.50     (pound)86.76   (pound)75.39  (pound)71.95
    Average churn rate per line
    (16)...........................   11.0%(16)(17)     12.4%(16)(17)       14.5%(7)    22.6%(16)(17)  25.0%(16)(17)      24.8%(7)


[TABLE RESTUBBED FROM ABOVE]
                                                               Total(1)
                                                 -----------------------------------
                                                   1994         1995       1996
                                                   ----         ----        ----

       CABLE TELEVISION
    Homes passed...................             1,067,108    2,229,759  2,892,020
    Homes passed and marketed......               972,868    2,066,654  2,626,229
    Basic customers................               224,573      457,472    599,599
    Basic penetration rate (2).....                   N/A          N/A        N/A
    Average monthly revenue per
      customer (3).................                   N/A          N/A        N/A
    Average churn rate ............                   N/A          N/A        N/A

       RESIDENTIAL TELEPHONY

    Homes passed...................               820,434    1,986,228  2,696,261
    Homes passed and marketed......               736,080    1,882,559  2,542,435
    Residential customers..........               162,372      477,655    686,101
    Penetration rate (8)...........                   N/A          N/A        N/A
    Residential lines connected....               162,973      479,465    693,521
    Average monthly revenue per
      line (9).....................                   N/A          N/A        N/A
    Average churn rate per line....                   N/A          N/A        N/A


       BUSINESS TELEPHONY
    Business customers.............                 6,394       15,986     23,298
    Business lines connected.......                20,917       47,518     78,569
    Average number of business
    lines per customer (13)........                   N/A          N/A        N/A
    Average monthly revenue per
      line (14)....................                   N/A          N/A        N/A
    Average churn rate per line
    (16)...........................                   N/A          N/A        N/A



Notes:

"N/A" means not applicable.

(1) Information with respect to Affiliated Franchises reflects the Company's equity interest therein.

(2) Cable television basic penetration rate at a specified date represents (i) the total number of cable television basic customers at such date, divided by (ii) the total number of homes passed and marketed for cable television at such date.

(3) Average monthly revenue per customer for each period represents (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television customers in such period.

(4) If the Merger had been completed on January 1, 1994, the average monthly revenue per subscriber would have been (pound)19.64 and (pound)21.11 in 1994 and 1995, respectively.

(5) Average cable television churn rate for the period represents (i) the total number of cable television customers who terminated basic service or whose service was terminated by the Company during such period, divided by
      (ii) the average number of basic cable television customers in such period.

(6) If the Merger had been completed on January 1, 1994, the average cable television churn rate would have been 52.6% and 44.5% in 1994 and 1995, respectively.

(7) Prior to 1996, the calculation of churn included those customers who moved homes and reconnected elsewhere in one of the Owned and Operated or Affiliated Franchises and consequently overstated customer dissatisfaction with the service provided. In 1996, the Company revised the basis on which "churn" is calculated to exclude those customers who moved their cable service from one premises to another within one of the Owned and Operated Franchises. Average churn rate for 1996 represents (i) the total number of customers who voluntarily or involuntarily terminated service during such period, divided by (ii) the average number of customers in such period.

(8) Residential telephony penetration rate at a specified date represents (i) the total number of residential cable telephony customers at such date, divided by (ii) the total number of homes passed and marketed for residential cable telephony at such date.

(9)   Average monthly revenue per residential line for each period represents
      (i) one-twelfth of the total residential cable telephony revenue for such period, divided by (ii) the average number of residential cable telephony lines in such period.

(10) If the Merger had been completed on January 1, 1994, the average monthly revenue per line would have been (pound)21.43 and (pound)20.69 in 1994 and 1995, respectively.

(11) Average residential telephony churn rate per line for the period represents (i) the total number of residential cable telephony lines terminated by customers or the Company during such period, divided by (ii) the average number of residential cable telephony lines in such period.

(12) If the Merger had been completed on January 1, 1994, the average residential telephony churn rate per line would have been 19.9% and 21.8% in 1994 and 1995, respectively.

(13) Average number of business lines per customer at a specified date represents (i) the number of business cable telephony lines at such date, divided by (ii) the number of business cable telephony customers at such date.

(14) Average monthly revenue per business line for each period represents (i) one-twelfth of the total business cable telephony revenue for such period, divided by (ii) the average number of business cable telephony lines in such period.

(15) If the Merger had been completed on January 1, 1994, the average monthly revenue per line would have been (pound)63.72 and (pound)59.39 in 1994 and 1995, respectively.

(16)  Average business telephony churn rate per line for each period represents
      (i) the total number of business cable telephony lines terminated by customers or the Company during such period, divided by (ii) the average number of business cable telephony lines in such period.

(17) If the Merger had been completed on January 1, 1994, the average churn rate per line would have been 14.9% and 13.1% in 1994 and 1995, respectively.

RECENT DEVELOPMENTS

         The Company's business has grown and developed significantly since the consummation of the Company's merger with SBCC in October 1995. The Owned and Operated Franchises and Affiliated Franchises now include more than 24% of the U.K. homes in areas covered by cable licenses. One of every three homes passed by the networks of the Owned and Operated Franchises now subscribe for one or more of the Company's services and more than 49% of the Company's customer's subscribe for both cable television and cable telephony services.

         In 1996, the number of Company customers increased by more than 34%, from 588,390 at December 31, 1995 to 789,637 at December 31, 1996, and during the year the number of cable television customers increased by 32%, the number of residential telephony lines increased by 45% and the number of business telephone lines increased by 69%. Residential telephony penetration increased by 1.5% in 1996 to 27.5% and revenues from the Company's rapidly expanding business telephony service increased by 68% to (pound)34.6 million (on a pro forma basis assuming the Merger had been consummated on January 1, 1995). Although the cable television penetration remained constant for most of the year, there was an increase in such penetration at the end of the fourth quarter to 22.6% from 21.2% at the end of the third quarter primarily as a result of the roll-out of Teleplus, the Company's bundled cable television and cable television services.

         The Company's revenues increased significantly in 1996 to (pound)290.3 million from (pound)144.8 million in 1995, reflecting primarily the inclusion of the SBCC results for the full year in 1996 and an increase in customers resulting from the Company's continued network construction and aggressive marketing efforts. In addition, the Company achieved positive EBITDA (earnings before share of net losses of affiliates, interest, taxes, depreciation and amortization) for the three month period ended December 31, 1996.

CABLE TELEVISION

   Overview

         The Company, through its predecessor companies, began offering cable television in the U.K. in 1985. The Company derives its cable television revenues from connection charges, monthly basic and premium service fees, "pay-per-view" program fees, cable publications and advertising charges. As at December 31, 1996 the Company had passed and marketed approximately 2,335,953 of the 2,575,142 homes passed in the Company Owned and Operated Franchises and had a cable television penetration rate of approximately 22.6%.

   Programming

         The Company currently offers more than 40 channels to its customers as part of its basic service and more than 12 channels as part of its premium service offering (including bonus channels provided in connection with the subscription for certain premium channels). The Company obtains its programming from a variety of sources, including satellite operators, terrestrial broadcasters and other programming suppliers. The Company generally arranges its programming so that the same programming appears on the same channel number in each of the Regional Franchise Areas, thereby facilitating the use of the same marketing materials (including monthly programming guides such as "The Cable Guide") across the Regional Franchise Areas.

         Customers can choose to receive basic service programming alone or together with premium programming. The following table sets out the basic and premium service programming currently offered by the Company (most of which is carried on dedicated channels and some of which is carried on shared channels):



                    PROGRAMMING                       DESCRIPTION
                    -----------                       -----------
BASIC SERVICE
-------------
NEWS AND INFORMATION

Arcade                                              Local text advertisements
Bloomberg Information Television                    Business news
Cable 17                                            Local information, lifestyle and news
Channel One                                         News and information for the London area
Channel One Avon                                    News and information for the Avon area
Channel One Liverpool                               News and information for the Liverpool area
CNN International (1)                               24-hour international news service
EBN(1)(2)                                           European business news
Euronews                                            European news service
The Parliamentary Channel (1)(3)                    Live coverage of Parliament
Sky News (2)(4)                                     24-hour U.K. news service
The Channel Guide                                   Summary of programming schedule

GENERAL INTEREST
BBC1                                                Terrestrial television
BBC2                                                Terrestrial television
Bravo (1)(2)                                        Cult films and television series
Channel 4                                           Terrestrial television
Channel 5 (5)                                       Terrestrial television
Eurosport                                           International sporting events
ITV                                                 Terrestrial television
Live TV (6)                                         Live entertainment and local programming
Live Liverpool                                      Live entertainment and local programming
Live Edinburgh                                      Live entertainment and local programming
NBC                                                 U.S. and world news and entertainment
QVC (2)                                             Home shopping
Sci Fi Channel                                      Science fiction programming
Carlton Food Network                                Culinary programming
Carlton Select                                      Comedy and drama
Sky One (2)(4)                                      Films and general entertainment programming
Sky Two (2)(4)                                      General entertainment programming
Sky Soap (2)(4)                                     Soap operas
Sky Travel (2)(4)                                   Travel programming
The Discovery Channel (1)(2)                        Documentary programming
Challenge TV (1)(2)                                 Family programming
The History Channel (2)(4)                          Biographical and historical programming



                    PROGRAMMING                       DESCRIPTION
                    -----------                       -----------
TLC - The Learning Channel (1)(2)                   Educational programming
Travel                                              Travel programming
TNT (1)                                             Classic films
UK Gold (1)(2)                                      Classic U.K. television programming
Granada Plus (2)                                    General entertainment and classic UK programming
Granada Men and Motoring (2)                        Automotive lifestyle channel
Granada Good Life (2)                               Leisure and lifestyle channel
Granada Talk TV (2)                                 Talkshows on TV
UK Living (1)(2)                                    Lifestyle programming
The Paramount Channel                               General entertainment

CHILDREN
Nickelodeon (2)                                     Children's entertainment
The Cartoon Network (1)                             Children's cartoons
TCC (1)(2)                                          Children's entertainment

INTERNATIONAL
Asianet                                             Programming relating to the Asian subcontinent
Deutsche Welle                                      German language programming
RAI UNO                                             Italian language programming
TVE International                                   Spanish language programming
TV5                                                 French language programming
CNE                                                 Chinese language programming

MUSIC
Country Music Television Europe (2)                 Country music videos
MTV (2)                                             Music videos
Performance - The Arts Channel                      Classical music and opera
The Box                                             Music videos selected by customer requests
The Landscape Channel                               Classical music accompanying scenic videos
VH-1 (2)                                            Music videos for the 25-49 year old age group

PREMIUM SERVICE
---------------

GENERAL INTEREST
The Disney Channel (2)                              Family and children's entertainment
ZEE TV                                              Asian language

SPORTS
Sky Sports (2)(4)                                   U.K. and international sports
Sky Sports 2 (2)(4)                                 U.K. and international sports
Sky Sports 3(2)(4)                                  U.K. and international sports



                    PROGRAMMING                       DESCRIPTION
                    -----------                       -----------
The Racing Channel                                  Live horse racing

MOVIES
HVC                                                 Adult action, adventure and horror films
Playboy Television (1)(2)                           Adult entertainment
Sky Movies (2)(4)                                   24-hour feature films
Sky Movies Gold (2)(4)                              Classic films
Television X                                        Adult entertainment
The Adult Channel                                   Adult entertainment
The Movie Channel (2)(4)                            24-hour feature films


___________________________

Notes:

(1) TCI, U S WEST or Cox (or their affiliates) own interests in or manage the provider of this programming.

(2) Programming distributed or marketed by British Sky Broadcasting Group or its affiliates ("BSkyB").

(3) The Company owns an interest of approximately 27% in the provider of this programming.

(4)   Programming acquired from BSkyB.

(5) In December 1995, the ITC awarded a license for a fifth terrestrial broadcast channel, Channel 5. Channel 5, which carries a mix of general entertainment programming, commences broadcasting in March, 1997.

(6) Live TV is provided by Live TV Ltd., whose ultimate owner is part of The Mirror Group plc, a leading U.K. newspaper publisher. Lord Borrie QC (a director of the Company) is a director of The Mirror Group plc. CPP-1, a joint venture of affiliates of TCI, U S WEST and SBC, together with three other U.S. companies with interests in U.K. cable operators, has a 10% interest in Live TV.

         The Company's basic service also includes a wide range of terrestrial and satellite radio stations and, where available, NICAM stereo audio feeds for television channels. In addition, the Company also offers multi-channel, digital, audio-only services to business customers (including one service in which an affiliate of TCI has a 49% interest).

         As part of its strategy to offer customers a broader range of entertainment and to increase revenues, in 1996 the Company introduced its first two "pay-per-view" programs (the Frank Bruno v. Mike Tyson boxing match in March 1996 and the Mike Tyson v. Evander Holyfield boxing match in November 1996). More than 14% of the Company's customers subscribed to the Bruno v. Tyson fight and 8% of the Company's customers subscribed to the Holyfield v. Tyson fight. Based on this strong customer interest, the Company intends to carry other "pay-per-view" programs in the future as other opportunities become available.

   Source of Programming. The Company obtains most of its programming from suppliers pursuant to arrangements that run for periods from six months to ten years. The arrangements generally provide for payments by the Company based on the number of its customers subscribing to that particular channel. In many cases, the per subscriber charges for the Company decrease as the number of its customers subscribing to that channel increases. The Company and the Affiliated Companies contract together for some program channels, which increases the aggregate number of contract customers and thereby reduces the cost per subscriber. Under the terms of its PDSLs (as defined herein), the Company is also required to provide its customers with certain specified terrestrial television services without charge.

         The Company obtains a significant amount of its programming from BSkyB, a leading supplier of cable programming in the U.K. and the exclusive supplier of certain programming. Its programming generally is popular in the U.K. and is important in terms of attracting and retaining cable television customers. In April 1995, Old Telewest entered into a new seven-year contract with BSkyB (the "BSkyB Contract") that will expire in April 2002. Pursuant to the terms of the BSkyB Contract, BSkyB provides the Old Telewest franchises with 10 BSkyB channels. The former SBCC franchises have, since February 16, 1996, been provided with BSkyB programming pursuant to an industry rate card, which sets out the terms and conditions for the supply of programming by BSkyB to those operators in the U.K. cable industry who do not have separate agreements with BSkyB. BSkyB also offers this programming (together with additional programming) to its DTH satellite customers, in competition with the Company and all other cable operators throughout the U.K. The BSkyB Contract grants to Old Telewest a non-exclusive right and license to receive BSkyB's channels and "pay-per-view" services (which, for the purposes of the BSkyB Contract, will include (when available in the U.K.) NVOD but not video-on-demand) and, subject to available capacity, to distribute the channels to residential, commercial and public premises customers and distribute the "pay-per-view" services to residential customers. The agreement provides for the parties to negotiate in good faith for the provision of "pay-per-view" services for commercial customers, subject to the acquisition of programming for such services.

         Under the BSkyB Contract, and in respect of the industry rate card for the former SBCC franchise areas, customer fees payable to BSkyB for each customer are different for residential, commercial and public premises customers and vary according to the channels subscribed for and, in the case of commercial customers, according to the number of rooms for which the service is provided. Fee arrangements for "pay-per-view" programs are negotiated separately for each program. The monthly fees for basic channels under the BSkyB Contract and the industry rate card are subject to annual increases which are equal to the greater of 7% or the amount of the annual change in the U.K. Retail Price Index under the contract and the industry rate card. Customer fees for premium channels are linked to BSkyB's DTH satellite subscription prices. Old Telewest has the option to bring the former SBCC franchise areas into the contract subject to the satisfaction of certain conditions. The aggregate amount paid by the Company to BSkyB with respect to the year ended December 31, 1996 was (pound)48.9 million.

         In July 1995, the Office of Fair Trading ("OFT") declared that the BSkyB Contract is registerable under the Restrictive Trade Practices Act of 1976 and that certain of the provisions in the agreement are significantly anti-competitive. As a result, BSkyB has submitted proposals to the OFT amending the relevant provisions, and the Company is willing, in principle, to accept such proposals. The OFT has opined that the proposals address its concerns on the anti-competitive provisions. However, the European Commission has indicated that certain of the remaining provisions may contravene European competition law. If the parties are unable to persuade the European Commission to the contrary, and the parties do not modify the provisions in issue, the European Commission may initiate formal proceedings. If at the end of those formal proceedings the European Commission maintains its original position, it may issue a decision declaring that such provisions infringe European competition law and are therefore void. The Company does not anticipate that any such decision would impose any other sanction.

         The Company also obtains a significant amount of its programming (11 programming channels) from providers which Flextech plc ("Flextech"), a publicly quoted U.K. company (approximately 50.1% of which is owned by an affiliate of TCI and approximately 7.4% of which is owned by an affiliate of U S WEST), and other affiliates of TCI either own interests in or manage. In addition, affiliates of U S WEST, TCI and SBC are partners in CPP-1, a joint venture with three other U.S. cable operators which has a 10% interest in Live TV. Live TV is carried by the Company's network. Cox also has an interest in The Discovery Channel, The Learning Channel, UK Gold and UK Living, all of which are carried by the Company's network. In March 1997, Cox and Flextech announced an agreement pursuant to which Cox will sell its interest in UK Gold and UK Living in exchange for an interest in Flextech (which will dilute the current interests of the TCI affiliate and U S WEST affiliate). The Company believes that programming obtained from all the affiliated programming suppliers is obtained on terms no less favorable than those available to unrelated third parties.

         Flextech and BBC Worldwide Limited have agreed to establish two programming joint ventures. The first joint venture will deliver a number of new pay television channels in the U.K. covering themes including documentaries, entertainment, education, culture, sports, music and repeats of popular BBC programming. The second joint venture will further develop UK Gold (following Flextech's acquisition of UK Gold) in an analogue format and, in the future, in a digital format. Each joint venture is expected to have preferential access to a wide range of existing and future BBC programs for an initial term of 15 years and an additional term of 15 years (unless the joint venture companies decide to terminate the arrangement). The Flextech/BBC arrangement is subject to, among other things, approval by the Flextech shareholders and approval by the Department of National Heritage. The Company believes that this programming will be offered to cable operators and will enhance their programming services.

   Advertising

         In the twelve months ended December 31, 1995 and 1996, the Company's revenue from advertising was approximately (pound)399,000 and (pound)1,326,000, respectively. The Company has allocated one channel on its network for local advertising (typically text and still graphics). In addition, with the programming provided to the Company by a number of suppliers (not including programming supplied by BSkyB or terrestrial broadcasters, which together currently account for the vast majority of television viewing time by cable customers in the U.K.), the Company typically is allocated time (usually one or two minutes per channel per hour) during which the Company can insert advertising. The Company believes that cable television advertising presents an attractive opportunity for both local and national advertisers, and that such advertising will become increasingly popular as cable penetration and viewership increase and potential advertisers become more familiar with cable television. Cable television advertising also provides local merchants with an ability to target local markets that are not available through terrestrial or satellite broadcasting. The Company currently has 58 employees dedicated to the sale of advertising time. In 1996 the Company formed a subsidiary operating under the name "Cable Adnet" which sells advertising for the Company and may in the future sell advertising for the other companies in the cable industry.

CABLE TELEPHONY

   Overview

         The Company, through its predecessor companies, began offering cable telephony in the U.K. in 1992. The Company derives its cable telephony revenues from connection charges, monthly line rental charges, call charges, residential service charges (e.g., call waiting), business service charges (e.g., private business line and centrex) and interconnection fees payable to the Company by other operators. As at December 31, 1996, the Company had passed and marketed approximately 2,254,734 homes for cable telephony, had 627,009 residential lines for 620,377 customers (representing a residential cable telephony penetration rate of approximately 27.5%) and had installed an aggregate of 67,823 business lines for 20,882 customers.

   Services

         The Company seeks to offer residential and business customers reliable and high-quality telephony services over its broadband network at competitive prices.

         Residential Services. The Company offers local, long distance and international cable telephony service as well as a broad range of additional services to its residential customers. The Company's additional services include: call waiting, call barring (prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling and fully itemized monthly billing. In addition, the Company is currently introducing voice mail and caller identification throughout its Regional Franchise Areas. The Company's network architecture provides a flexible platform that will enable it to offer a wide range of other telephony services as they become available in the future.

         Business Services. The Company markets its cable telephony services to selected businesses and institutions within its franchise areas. The Company believes that these targeted businesses and institutions represent attractive potential customers because (a) they have a high volume of calls, many of which are high-margin local calls that can be switched and delivered entirely by the Company, (b) the Company generally can serve these needs with its existing technology and network and without investing in costly research and development of new networks and products, (c) the persons making the decisions with respect to selecting telephony service are usually located in the Company's Regional Franchise Areas and (d) by targeting specific segments, the Company directs significant advice and support to a specific, targeted customer base. As of December 31, 1996, the Company served more than 20,882 business customers and had installed 67,823 business lines.

         The Company offers a range of special business services that it believes are particularly attractive to small- and medium-sized businesses and institutions. For example, the Company provides high-capacity private lines to carry voice and data between two or more locations within a Regional Franchise Area (e.g., between two branch offices) and will provide high-capacity private lines to connect voice and data between locations in different Regional Franchise Areas and other areas of the U.K. when the Interfranchise Network becomes operational starting by the end of 1997. See "New Initiatives -- The Interfranchise Network". In addition, the Company offers a "CENTREX" service, which provides the switching of internal and outside calls for multi-line businesses from outside the customer's premises, thus saving the customer the cost of purchasing or leasing its own switching equipment. In 1996, the Company introduced the "Call Manager" service which provides smaller customers with switching capability similar to that provided by "CENTREX". The Company currently also offers ISDN service to its business customers in two of its Regional Franchise Areas, which permits the high speed, simultaneous transmission of voice, data and video over the telephone line. The Company currently anticipates rolling-out the ISDN service over time to the other Regional Franchise Areas. See "On-Line Service -- Internet Access."

         With the introduction of "number portability" in the UK in September 1996, the Company began offering BT and Mercury customers (residential and business) the opportunity to transfer their service to the Company without changing their existing telephone number. As of March 1, 1997, the Company had implemented number portability in four of the seven Regional Franchise Areas and to date customer interest has been strong, with 32,813 lines being transferred to the Company during the period of September 1, 1996 through February 28, 1997 and no requests for line transfers from the Company during the same period.

ON LINE SERVICES

   Internet Access

         In 1996, the Company began offering customers Internet access through its own Internet service provider, Cable Internet Limited. This access had been extended to five of the seven Regional Franchise Areas by the end of 1996. The Company currently provides three Internet access services: dial-up services primarily for residential customers, leased lines for business customers and network access for wholesale customers. The Company also intends to offer higher speed Internet access to business customers using ISDN lines. The Company has completed a technical trial of high speed Internet access using cable modems and intends to begin rolling this product out to several Regional Franchise Areas in 1997, subject to consumer demand. This service provides high speed Internet access via a computer over the Company's broadband network, rather than over the telephone lines (thereby eliminating telephone call charges and providing access at more than 100 times the speed otherwise available over the telephone). In addition, the Company plans to offer customers cable television Internet access as part of the digital services to be rolled-out by the end of 1997. This service will enable customers to access the Internet over the Company's broadband network at higher speeds than otherwise available over the telephone line utilising the customer's television set as a screen and controlling the service by using either an infra-red remote control or a more sophisticated alpha-numeric remote keyboard. See " New Initiatives -- Digital Service."

  The "Sega Channel"

         In May 1996, the Company launched the "Sega Channel", a cable-exclusive service that delivers video games on demand, 24 hours a day, direct to the customer's house. The "Sega Channel" provides up to 50 titles per month, including preview versions of soon-to-be-released titles, game play tips, news, contests and promotions. The Company charges an additional fee of (pound)9.95 per month for "Sega Channel" service. The "Sega Channel" currently is offered in three of the Owned and Operated Franchises and the Company currently has more than 2000 subscribers to the channel.

NEW INITIATIVES

         The Company recently launched two major initiatives intended to enable the Company to provide its customers with a wider range of attractive programming and service offerings and increased value for money. These initiatives are the introduction of digital services and the construction of the Interfranchise Network.

  Digital Service

         The Company intends to introduce digital technology in the U.K. by the end of 1997 and thereby substantially increase utilization of the capacity of the Company's broadband network and enable the Company to significantly expand its services. Digital technology allows operators to provide more channels (through digital compression of analogue signals), and higher quality pictures and sounds. Through the introduction of digital technology, the Company expects to be able to offer customers up to 240 programming channels (as compared to the 52 channels currently offered by the Company through its analogue service), which will enable the Company to provide services such as NVOD and pay-for-view. It will also enable the Company to use its broadband network to provide additional services such as cable television Internet access, electronic mail and home shopping and banking. See "On Line Service -- Internet Access". The Company believes that digital technology will enable it to offer customers substantial additional choice and flexibility in selecting the services desired.

         The Company recently appointed General Instruments Corporation ("General Instruments") to provide a turnkey digital service for the Company, which includes designing, manufacturing and supplying the digital set-top boxes required to receive digital services, as well as manufacturing and installing the digital head-end and associated electronics and software. The Company's digital head-end is being built at its Knowsley franchise, where the programming and services will be received by satellite, terrestrial broadcast or videotape and converted into a digital signal for transmission over the Company's broadband franchise networks and into customer homes and businesses. Construction of the Interfranchise Network will enable the Company to use a single digital head-end to transmit the digital signal to remote units in each of the Company's franchises, thereby avoiding the need to install a separate digital head-end in each franchise and maintain personnel at each such head-end. See "The Interfranchise Network."

         The Company intends to continue to offer customers analogue services, as it rolls out the digital services. Customers who subscribe for digital services will do so by using either an infra-red remote control or a more sophisticated alpha-numeric remote keyboard. Customers will be able to rent or purchase the digital set-top box from the Company and the Company currently anticipates that most digital customers will choose to rent (rather than purchase) the converter boxes. The Company intends to purchase set-top boxes from General Instruments as needed to meet customer demand for digital services.


  The Interfranchise Network

         In 1996 the Company commenced construction of the Interfranchise Network, which will link the 26 Owned and Operated Franchises and the seven Affiliated Franchises. The Interfranchise Network is scheduled to be 75% complete by the end of 1997 (and operational between the portions then completed) and 100% complete by the middle of 1998.

         The Company anticipates that construction of the Interfranchise Network will increase telephony margins by reducing the payment of interconnection fees to national carriers for long distance calls between locations in different franchise areas. The Company expects that construction of the Interfranchise Network also will create new business telephony revenue opportunities by enabling the Company to create private networks for businesses with multiple sites located throughout the various Company and Affiliate Company franchise areas. In addition, the Company's new national telecommunications will also permit the Company to link sites of its business customers located outside of the franchise areas to such private networks by running its own lines from the Interfranchise Network to such out of franchise sites or linking them to the Interfranchise Network via an interconnection with another carrier. The Interfranchise Network will also provide a more cost-effective, centralized method of delivering digital services to all of its franchise areas by enabling the Company to use a single digital head-end connected to remote units in each franchise rather than separate digital head-ends (each with its own staff) in each franchise.

         When complete, the Interfranchise Network is expected to include approximately 2,250km of high capacity multi-fibre optic cable, as well as various high capacity electronics. The Company is seeking to build the network in a cost effective manner, using a combination of parts of the existing networks of the Company and the Affiliated Companies, parts newly built by the Company or built and shared with other service providers and parts consisting of leased lines (with electronics in place) and leased fibre (without electronics in place).

PRICING

         The Company historically has charged separately for its cable telephony and cable TV services (although the former SBCC franchises have offered certain package offerings). In 1996, the Company began offering combined pricing packages under the brand name Teleplus. More than 32% of the Company's customers as of December 31, 1996 were receiving services under a Teleplus pricing package.

   Cable TV

         The Company currently charges either (pound)14.99 (if the customer elects the direct debit payment option) or (pound)15.99 per month for its standard basic cable television service (generally 52 channels and one converter box which provides cable service to one television). Premium channels range in price from (pound)5.99 per month per channel to (pound)19.99 per month per channel, depending on the channels selected. Customers receive discounts for the purchase of multiple premium channels. An additional monthly fee of (pound)4.49 is charged for each additional converter box. All converter boxes remain the property of the Company and a refundable (pound)20.00 deposit may be charged for each box. Typically, the Company charges a one-time cable television connection fee of (pound)30.00, although the Company often offers reduced or no connection charges for cable television when service is first provided in an area or an area is remarketed. All prices indicated above include U.K. value added tax ("VAT").

   Cable Telephony

         The Company currently seeks to provide its telephony customers with savings on the cost of calls as compared to BT, its principal competitor. The Company intends to maintain such savings, although there can be no assurance that the Company will be able to continue to provide its residential customers with lower call prices than BT without adverse effects on its profitability, particularly in light of continued regulatory downward pressure on BT's charges. See "Certain Regulatory Matters -- Cable Telephony -- Price Regulation".

         For residential telephony customers, the Company offers a three-tier price structure for line charges (which is in addition to the call charges discussed above). The monthly charge for customers subscribing for the telephony service only is (pound)7.56 per line, providing a saving of (pound)1.00 per month over BT's equivalent charge. The monthly charges for special services such as call waiting or call diversion vary between (pound)1.00 and (pound)2.00 per service. Initial installation charges are (pound)30.00 as compared to BT's equivalent charge of (pound)116.33. However, because most telephony customers already have an existing BT line, the Company's installation fees are often discounted to encourage customers to switch service providers.

         The Company's line charges for business customers (which are in addition to the call charges discussed above) also are competitive with those of BT and Mercury Communications Limited ("Mercury") and other suppliers. The Company's monthly line rental charge for a business customer as at December 31, 1996 was (pound)9.93 and its line installation charge varied according to the number of lines installed (from (pound)50 for the first line to (pound)30 for each subsequent line). All prices indicated above exclude VAT.

         Like BT and Mercury, the Company and other cable telephony operators may require residential customers to pay a security deposit prior to the commencement of telephony service, providing such customers with an unlimited amount of credit. In certain Regional Franchise Areas, the Company has begun to offer its customers a service which provides certain customers a limited amount of credit for telephony service without the payment of a deposit. This enables more customers to subscribe for the Company's telephony service, while limiting the Company's exposure to bad debts.

         As a consequence of owning its own switching equipment (as discussed below), the Company can provide more pricing and feature options to its customers. For example, the Company currently offers business telephony customers various discount plans based on usage and other factors.

   Teleplus Package Pricing

         In order to encourage customers to subscribe for both television and telephony service, the Company offers five Teleplus pricing packages for customers subscribing to both services which vary between (pound)19.99 and (pound)42.99 per month, depending on the Teleplus package chosen. The Teleplus packages provides different combinations of basic telephony and television service together with premium channels and free local calls to other customers within the Company's Regional Franchise Areas. In addition, the installation charge for customers subscribing for both cable television and telephony services at the same time is (pound)30.00. Customer benefits from the Teleplus packages include value pricing as well as the convenience of dealing with a single provider for two services. The Company believes that Teleplus programs provide it with an effective way to cross-promote its services and retain customers. To date the churn rate for customers subscribing under the Teleplus program has been lower than for those subscribing for cable television service only.

SALES AND MARKETING

         The Vice President of Residential Marketing leads the Company's residential sales and marketing activities with a staff of sales and marketing representatives in the field and in the corporate offices handling programming contracts, advertising, promotion and related matters. In addition, there is a Director of Residential Sales and Marketing at each Regional Franchise Area who directs the sales and marketing for that area. A Vice President of Business Services leads the Company's business service operations, sales and marketing activities and is supported by Directors of Business Services in the Regional Franchise Areas. The corporate marketing staff and the field marketing directors and their staff meet on a frequent basis to review sales and marketing results at each of the franchises and to exchange ideas with respect to various sales and marketing practices. From time to time, the Company also discusses sales and marketing practices with the Affiliated Companies.

         The Company generally markets its residential cable television and cable telephony services together. This joint marketing approach provides the Company with significant cost advantages over service providers that offer only television or telephony services and therefore cannot spread the marketing costs over multiple services. The Company believes that such integration of services offers important advantages to both the customer and the Company. For the customer, it provides additional value and the convenience of a single service provider for a variety of services. For the Company, it helps increase customer spending and loyalty. In 1997, the Company expects to expand the packaged offerings to include options for dedicated lines for Internet access. The Company also intends to continue to market its services separately to attract single interest customers who may later be progressively upgraded if they so choose.

         In July 1996, the Company launched "Telewest Communications" as the brand name for all of the Regional Franchise Areas, linking operations which had historically developed under several different names. This integration was a comprehensive project, involving the harmonization of operations from signs and uniforms to communications and marketing literature. Through national branding, the Company is able to reduce advertising costs and increase brand awareness.

         As the network becomes further built out, the Company is focusing less on door-to-door sales and more on integrated marketing strategies, which combine direct sales, telemarketing, direct mail and retail. As part of this approach, four campaigns were conducted during the year, spreading awareness of "Telewest Communications" throughout the franchise areas. In communities where the network is most built out, these integrated strategies are designed to emphasize the Company's core strengths of value, choice and service.

         Due to the specialized nature of the Company's business telephony products and the competitive nature of the market, the Company has separate sales and marketing groups to market, service and support business customers.

         To maximize the productivity of its sales staff, the Company pays field representatives on either a salary plus commission or a straight commission basis. The commissions generally are based on various factors, including penetration level and revenue from services sold. In order to minimize customer churn, a portion of the commission may be withheld until a customer retains service for a given period (typically four months).

CUSTOMER SERVICE

         Customer service is primarily handled locally by each of the Regional Franchise Areas and a Vice President of Customer Services coordinates customer services operations among the Regional Franchise Areas. Approximately 730 customer service representatives in the Regional Franchise Area offices report to the Managing Director and Director of Customer Operations at each of the Regional Franchise Areas.

         The Company has introduced an eight week customer care training course for telephone based customer service representatives. This program is now being expanded for all sales staff, installers and repair technicians. The customer service department is organized so that customers need call only one number to reach the appropriate service provider to address their cable television and cable telephone service, billing and repair questions. The Company seeks to provide customers with prompt telephony and television service repair. Generally, repair service is done by the Company's own employees and service installations and terminations are done by a combination of its own employees and independent contractors.

         One important measure of customer satisfaction is the service churn rate among customers. A customer may terminate service by prior written notice to the Company. The Company may terminate a customer's service when the customer becomes delinquent in payment. The Company's experience to date is that the churn rate is highest shortly after a customer first activates a service. The Company reduced churn rates for basic cable television service from 41.0% in 1995 to 33.4% in 1996 and for residential telephony line service from 21.8% in 1995 to 19.6% in 1996. The Company believes the reduced churn rates for basic cable television service and residential telephony line service resulted in part from the introduction of Teleplus package pricing and the decreased emphasis placed by the Company on heavily discounted promotional offers, which traditionally have resulted in high churn rates as the Company and the U.K. cable industry have matured. The churn rates for business telephony line service increased from 12.4% in 1995 to 14.5% in 1996 primarily due to the Company's efforts to market its service to a broader range of business customers. Prior to 1996, the calculation of churn included those customers who moved homes and reconnected elsewhere in one of the Owned and Operated or Affiliated Franchises and consequently overstated customer dissatisfaction with the service provided. In 1996, the Company revised the basis on which "churn" is calculated (consistent with industry practice) to exclude those customers who moved their cable service from one premises to another within one of the Owned and Operated. Average churn rate for 1996 represents (i) the total number of customers who voluntarily or involuntarily terminated service during such period, divided by
(ii) the average number of customers in such period.

         The Company seeks to minimize customer churn by providing customers with a combination of attractive, competitively-priced programming and telephone services and strong customer service. The Company regularly surveys its customers to determine their satisfaction with the service provided and attempts to improve such service based on the explanations offered by customers who cancel their service. In order to reduce terminations by customers and improve debt collection, the Company encourages customers to pay bills by direct debit by offering lower prices to customers who pay with direct debit. Through Teleplus package plans, the Company encourages customers to subscribe for both cable television and cable telephony services because it believes that customers with both services are less likely to terminate service than those who subscribe for cable television only. See "Pricing".

  NETWORKS

  Construction

         Broadband Network. The Company expects that the broadband cable network in the Owned and Operated Franchises will cover approximately 41,000 kilometers and pass approximately 3.9 million homes when substantially completed. As at December 31, 1996, the Company had completed construction of the network passing approximately 65% of the homes in the Owned and Operated Franchises. The Company anticipates that the remaining construction will be substantially completed by the end of 2000. Construction of the broadband cable network has commenced at all of the 26 Owned and Operated Franchises. The Company plans the construction in the Owned and Operated Franchises based on various factors, including construction milestone requirements (as discussed below), network design considerations (e.g., location of head-end), franchise demographics and facilitation of interconnection with other the Owned and Operated Franchises.

         The Company plans construction of each Owned and Operated Franchise so that it is able to activate service to customers in stages as the franchise is developed and thereby benefit from subscriber revenues prior to the completion of construction of the entire franchise. The Company generally does not incur the cost of bringing the cable from the curbside duct to the home unless and until a customer elects to subscribe for service.

         Each Telecommunications License (as defined in "Certain Regulatory Matters") prescribes build obligations ("milestones") that require the Company to construct its network to pass a specified number of premises (which are defined for the purposes of the Telecommunications Licenses as homes or businesses passed for cable television service) by prescribed dates. Although in the past the Company from time to time has not met certain milestones, it has generally sought and received appropriate milestone modifications from the Director General of OFTEL.

         The following table sets out the aggregate future milestones for each of the Company's seven Regional Franchise Areas. The actual milestones that the Company is required to meet are specified individually for each of the franchises within the Regional Franchise Areas. Consequently, the Company could meet the aggregate milestones for a given Regional Franchise Area, but still fail to meet one or more individual franchise milestones and therefore subject a Telecommunications License to the risk of revocation or termination.


                  LONDON                    NORTH        SOUTH      AVON AND      NORTH
      AS OF        SOUTH      SCOTLAND       EAST        EAST      COTSWOLDS      WEST      MIDLANDS     TOTAL
 DECEMBER 31,(1) MILESTONE   MILESTONE    MILESTONE    MILESTONE   MILESTONE    MILESTONE   MILESTONE  MILESTONE
 -------------------------   ---------    ---------    ---------   ---------    ---------   ---------  ---------
     1997         379,000     537,500      237,000      285,000     440,000      670,000     490,000   3,038,500
     1998         379,000     549,000      294,000      379,000     445,000      715,000     614,000   3,375,000
     1999         379,000     549,000      340,000      424,000     445,000      760,000     614,000   3,511,000
     2000         379,000     549,000      340,000      424,000     445,000      792,000     614,000   3,543,000

         (1)      All milestone information is rounded to the nearest thousand.

         The aggregate annual build requirements for the Company in order to meet the milestones is to pass an additional 414,681, 65,000, 120,000 and 120,000 premises in 1997, 1998, 1999 and 2000, respectively. The Company has initiated discussions with OFTEL regarding the modification of future milestone obligations and a retrospective modification in respect of a failure to meet certain of its 1996 milestone obligations. The Company believes that in view of the substantial portion of its networks constructed to date, its record of meeting milestones to date and its plans for substantial investment in the Interfranchise Network and digital technology, the Company will be able to obtain the necessary modifications to its milestone obligations, although there can be no assurance it will be successful in so doing.

         The following table sets out the aggregate future milestones for each of the three Affiliated Companies. The actual milestones that the Affiliated Companies are required to meet are specified individually for each of the seven franchises within the Affiliated Franchises. Consequently, the Affiliated Companies could meet the aggregate milestones for a given Affiliated Franchise, but still fail to meet one or more individual franchise milestones and therefore subject a Telecommunications License to the risk of revocation or termination.

                                                          CABLE               CABLE
         MILESTONE              BIRMINGHAM               LONDON             CORPORATION
           DATE                MILESTONE(1)           MILESTONE(1)(2)       MILESTONE(1)
           ----                ------------           ---------------       ------------
     December 31, 1997            275,000               257,000              264,000
     December 31, 1998            325,000               287,000              264,000
     January 31, 1999             400,000               409,000              264,000
     December 31, 1999            450,000

_______________
         (1) The milestones for the Affiliated Companies are specified in the Telecommunications Licenses for 12-month periods ending on the last day of various months. All milestones are presented on an annualized pro forma basis for 12-month periods ending on December 31. All milestone information is rounded to the nearest thousand.

         (2) Revised milestones in respect of certain Cable London franchises have been approved by OFTEL, but are subject to formal amendment.

         Interfranchise Network. For information regarding the Company's interfranchise network, see "New Initiatives -- The Interfranchise Network".

Network Architecture

         In the U.K., cable operators generally are required to install cable underground. This significantly increases the cost of construction as compared with above-ground installations and makes it more time-consuming, costly and disruptive to customers and others for the Company to replace cable or underground components in the cable network in order to upgrade and expand service in the future. As a result, the Company designs its distribution network (e.g., the fibre-optic cable and underground components) to permit network upgrades and expansions to be accomplished whenever possible by installing or replacing equipment at the head-end and/or the customers' premises and without undertaking significant construction with respect to its existing underground network and incurring substantial additional construction costs. The Company is currently upgrading the network to carry digital services and is doing so almost entirely through the addition of equipment at the head-ends and at customer premises and without the need for significant network construction costs.

         The network architecture of the Company's individual franchises varies generally depending on when the construction was started. Initially, cable systems in the U.K. were built to provide only cable television service. Following the review undertaken by the U.K. government (when the U.K. government changed the duopoly policy to permit cable operators to operate their networks to provide cable telephony services and call switching as principals, rather than only as agents for and under agreements with BT or Mercury (the "Duopoly Review")) telephony service was often added to existing networks and plans for future networks were modified to carry both television and telephony services. In some business areas the Company has built cable telephony only networks. As a result, there are three types of networks in use or under construction by the
Company: cable television only; cable telephony only; and cable television with a cable telephony overlay.

         Currently, cable television only service is provided to residential customers in part of the Scotland Regional Franchise Area franchise. The overlay network is used in all of the Company's other franchises under construction or previously installed and is being used to upgrade the parts of the Scotland Regional Franchise Area that currently provides only cable television service. In some predominantly commercial areas in the Company's franchises, only cable telephony services are provided.

   Switching

         Digital telephony switches have been installed in all of the Company's Regional Franchise Areas. The switches enable the Company to increase its profitability and operating flexibility by (a) eliminating the need to pay third parties for switching calls between its customers within a Regional Franchise Area and reducing the cost of switching calls to other operators outside of a Regional Franchise Area, (b) receiving revenues from other telephony operators who use the Company's switches to complete calls to the Company's customers and
(c) eliminating the need to rely upon third parties for the administration of new customer connections. In addition to the installation of its own switches, the Company (together with certain other cable operators) has established a central network service center in Woking that provides 24-hour-a-day centralized switch engineering, interconnect access administration and related support services. The costs of the service center are shared by the participating cable operators. The Company believes that this centralized system is a cost-effective approach to managing cable telephony networks with multiple switches.

         By operating its own switches, the Company is able to gather information about customer calling patterns and use this information in its marketing program and to structure customized call pricing plans and discount programs. The availability of this information also enables the Company to reduce fraudulent activity by identifying unusual or excessive call activity at an early stage.

         As part of the Company's strategy of increasing the volume of calls switched locally and minimizing interconnect charges payable to national and regional public telephone operators ("PTOs"), the London Interconnect consortium (of which the Company is a member) has created an inter-franchise telephony network that covers the member franchise areas. In addition, the Company is developing a broadband Interfranchise Network to carry voice, data and video traffic between the franchises which is expected to be completed in mid-1998. See "Business -- New Initiatives -- Interfranchise Network."

         In December 1996, the Company was awarded an international facilities license under the Telecommunications Act 1984 by the Secretary of State for Trade and Industry. This will enable the Company to establish direct relationships with international PTOs and further reduce the cost of international carriage. In December 1996, the Company began connecting its Regional Franchise Areas to Telstra (the Australian PTO) to carry a portion of the Company's international telephony traffic. See "Certain Regulatory Matters -- Interconnection Arrangements."

Sources of Supply

         The Company obtains services and equipment for the construction and operation of its cable systems from numerous independent suppliers. These services, including civil engineering services, and equipment generally have been purchased under short-term contracts (e.g., one year or less), although the contracts for the Company's interconnect services are longer. As a result of its increased operational size and purchasing needs, the Company seeks to use its increased buying power to obtain more favorable contract terms covering longer periods (e.g., one to three years).

         The Company believes that it can purchase all of the services and equipment it needs to operate its business from more than one source. However, if one of the suppliers of a product which involves significant lead time for production and delivery were to be unwilling or unable to supply the Company, the Company could suffer disruptions in the operation of its business, which could have an adverse effect on the Company.

         The Company's principal suppliers include the following: McNicholas Construction Company Limited, M&N Contractors Limited, AMEC Utilities Limited, Moywest Limited, Ashbourne Communications U.K. Ltd, JP Fitzpatrick, J Murphy and Sons Limited, Kelly Communications (civils and activations contractors); Nortel Ltd and GPT Telecommunication U.K. Limited (telephony switching equipment); General Instruments Inc. and Scientific-Atlanta Broadbank Europe Inc. (addressable converter boxes); Antec International and Tratec U.K. Ltd (cable TV distribution equipment); Nokia Telecommunications and DSC Technics Limited (telephony transmission equipment); Times Fiber Communications Inc. and Commscope (coaxial cable); GPT Telephone Cables (fibre-optic and copper cable); Eltek Limited and Alpha Technologies (power supply equipment).

         The Company owns all of its cable network equipment other than its Nortel switches. The Company leases these telephony switches under finance leases from Nortel and the Royal Bank of Scotland.

         The Company intends to contract with General Instruments to provide digital set-top converter boxes. See "New Initiatives -- Digital Services".

         The Company has experienced no significant difficulty in obtaining timely deliveries of services and equipment within the past 12 months and believes it maintains adequate inventories of significant equipment. In order to reduce warehousing expenses, maximize inventory control and minimize the possibility that the Company will not have the required inventory to proceed with construction in a timely manner, the Company has centralized warehouse operations through a third-party supplier of warehousing services.

FRANCHISES

   Regional Franchise Areas

         The Company owns 26 cable franchises in the U.K. and holds licenses to provide cable television and cable telephony services within each of its franchise areas. The Company's 26 franchises are managed in seven Regional Franchise Areas: London South, Scotland, North East, South East, Avon and Cotswolds, North West and Midlands. The franchises within each Regional Franchise Area are clustered together, which provides the Company with several benefits, including (a) providing substantial economies of scale in the construction and marketing of the cable network and the management of the franchises, (b) enabling the Company to provide local switching services for a large number of customers without incurring the high costs of connecting geographically dispersed areas, (c) providing a regional market for advertisers that generally is not available through broadcast or satellite media and (d) enabling the Company to offer local programming on a more cost-effective basis.

         On April 1, 1996, the Company purchased the remaining 4% equity interest in the Cotswolds Regional Franchise Area (representing 4,223 equity homes and 367 equity businesses) and the remaining 9.9% equity interest in the South East Regional Franchise Area (representing 48,821 equity homes and 3,530 equity businesses), each owned by Trans-Global Guernsey Limited ("Trans-Global"), for an aggregate consideration of 7,047,483 Ordinary Shares. As a result, each of the Owned and Operated Franchises is now wholly owned by the Company (other than a 0.07% minority interest held by a third party in the London South Regional Franchise Area (the statistical and other information contained in this document have not been adjusted to reflect this minority interest).

         The following table sets forth certain data concerning the Company's Regional Franchise Areas at and for the twelve-month period ended December 31, 1996:

(NOTE: (L)=BRITISH POUND)

                            LONDON                 NORTH       SOUTH     AVON AND     NORTH
                             SOUTH    SCOTLAND     EAST        EAST      COTSWOLDS    WEST      MIDLANDS     TOTAL
                             -----    --------     ----        ----      ---------    ----      --------     -----
Franchise homes.........    420,703    631,461     354,098     493,140    511,215     828,694     634,839  3,874,150
Franchise businesses....     29,706     28,584      14,450      35,690     42,891      61,612      47,581    260,514


CABLE TELEVISION
Homes passed............    378,075    493,621     173,395     182,853    362,495     561,580     423,123  2,575,142
Homes passed and            360,091    447,316     162,559     162,499    327,998     505,695     369,795  2,335,953
marketed ...........
Basic customers.........     82,827     97,250      32,518      44,634     70,606     116,466      83,841    528,142
Penetration rate (1)....      23.0%      21.7%       20.0%       27.5%      21.5%       23.0%       22.7%      22.6%
Additional Outlets......     33,891     59,788      20,064      24,927     35,192      22,520      18,179    214,561
Average monthly revenue
per customer (1)........   (L)25.27   (L)24.95    (L)23.27    (L)23.67   (L)22.62    (L)20.84    (L)20.80   (L)22.95
Average churn rate (1)..      33.1%      36.6%       32.9%       29.1%      31.9%       32.5%       34.5%      33.4%


RESIDENTIAL TELEPHONY
Homes passed............    361,801    388,193     170,112     182,853    359,792     537,654     396,253  2,396,658
Homes passed and marketed   336,270    394,201     159,398     162,499    328,116     504,455     369,795  2,254,734
Residential customers (2)    61,151     98,735      48,650      48,654     89,900     153,152     120,135    620,377
Penetration rate (1)....      18.2%      25.0%       30.5%       29.9%      27.4%       30.4%       32.5%      27.5%
Residential lines
connected...............     63,443    101,069      48,653      48,769     91,437     153,152     120,486    627,009
Average monthly revenue
per line (1)............   (L)26.50   (L)20.44    (L)17.93    (L)21.11   (L)20.34(   (L)19.67    (L)17.89   (L)20.26
Average churn rate
  per line (1)..........      21.6%      18.8%       16.4%       19.0%      16.2%    (8)24.1%       17.4%      19.6%


BUSINESS TELEPHONY
Business customers......      4,054      3,024       1,271         974      4,139       5,041       2,379     20,882
Business lines connected     18,543      8,164       2,627       3,443     13,843      12,324       8,879     67,823
Average number of
business
  lines per customer (1)        4.6        2.7         2.1         3.5        3.3         2.4         3.7        3.2
Average monthly revenue
per line (1)............   (L)64.82   (L)53.19    (L)51.51    (L)71.97   (L)44.51    (L)50.86    (L)46.66   (L)54.50
Average churn rate
  per line (1)..........      12.2%      18.4%       12.3%       28.1%      13.1%       17.9%        9.2%      14.5%

----------------------------

Notes:

(1)   For the definitions of these terms, see the footnotes to the table on page 4.

(2) The information set forth under "Residential Customers" represents the number of residential lines connected, which is greater than the actual number of residential customers.

   Description of Regional Franchise Areas

         The following is a brief description of each of the Company's Regional Franchise Areas:

           London South. The London South Regional Franchise Area (the "London South Area") covers approximately 360 square kilometers and includes three franchise areas (Croydon, Sutton and Merton, and Kingston and Richmond). The London South Area has approximately 421,000 homes and approximately 30,000 businesses.

         The London South Regional Franchise Area includes a suburban section of Greater London as well as the large business center of Croydon. The Croydon franchise was awarded in 1983 and is the oldest one owned by the Company. Construction of the Croydon network began in 1985. Much of the Croydon network was constructed before cable telephony generally was offered by cable operators in the U.K. However, the Company has provided cable telephony service to business customers in the Croydon business center over its telephony-only network since 1991 and recently began offering telephony service to its residential customers in Croydon.

Construction in Croydon for cable television was substantially completed in 1990 and construction for telephony was completed in 1996. Construction in the Sutton and Merton franchise began in 1990 and in the Kingston and Richmond franchise in 1991 and are now both complete.

         Avon and Cotswolds. The Avon and Cotswolds Regional Franchise Area (the "Southwest Area") covers approximately 2,120 square kilometers and includes Bath, Bristol, Cheltenham, Gloucester, Frome, Warminster and Weston-super-Mare. The Avon and Cotswolds area has approximately 511,000 homes and approximately 43,000 businesses. Construction in the Cotswolds area began in July 1994 and is ongoing.

         The Company granted to Trans-Global a carried interest in respect of the Avon, South East and Cotswolds Areas in connection with the Company's acquisition of those Regional Franchise Areas in consideration for services provided by Trans-Global to the Company in connection with such acquisitions. The carried interest entitles Trans-Global to certain payments in respect of each such Regional Franchise Areas either (a) within 60 days after the fifth anniversary of the date when 50% of the homes within a given Regional Franchise Area are passed or (b) at Trans-Global's option, at any time prior to such date upon 60 days' notice. The carried interest payments will equal 0.75% of the product of ten times the annual operating income of such Regional Franchise Areas (subject to certain adjustments), after deducting outstanding debt and equity financing and interest and adding an amount equal to the working capital of such Regional Franchise Areas (or subtracting an amount equal to their working capital deficit). The Company does not expect any such payments to have a material impact on the liquidity or capital resources of the Company. Construction in the Avon Area began in 1990 and is ongoing.

           Scotland. The Scotland Regional Franchise Area (the "Scotland Area") covers approximately 3,000 square kilometers and includes eight franchise areas (Edinburgh, the second largest financial center in the U.K., as well as Cumbenauld and Monklands, Dumbarton, Dundee, Falkirk and Livingston, Glenrothes and Kirkcaldy, Motherwell and Perth) in the southern region of Scotland. The Scotland Area covers approximately 631,000 homes and approximately 29,000 businesses. Construction in the Edinburgh franchise began in March 1992 and construction of the broadband networks in all the other franchises in the Scotland Area was begun in 1990 by the prior owner of such franchises and is ongoing by the Company.

           North East. The North East Regional Franchise Area (the "North East Area") covers approximately 640 square kilometers and includes Gateshead, Newcastle upon Tyne, North Tyneside and South Tyneside. The North East Area has approximately 354,000 homes and approximately 14,000 businesses. Construction in the North East Area was commenced by the previous owner in 1990 but was halted by that owner in 1991. Construction was restarted by the Company in May 1993 and is ongoing.

           South East. The South East Regional Franchise Area (the "South East Area") covers approximately 1,600 square kilometers and includes two franchise areas (North Thames Estuary and South Thames Estuary) covering the areas of Basildon, Chelmsford, Gravesend and

Maidstone. The South East Area has approximately 493,000 homes and approximately 36,000 businesses. Construction in the South East Area began in February 1994 and is ongoing.

           North West. The North West Regional Franchise Area (the "North West Area") includes the areas of St. Helens and Knowsley, Wigan, Preston, Southport, North and South Liverpool and Blackpool. The North West Area includes approximately 829,000 homes and approximately 62,000 businesses. Construction in the North West Area began in 1990 and is ongoing.

           Midlands. The Midlands Regional Franchise Area (the "Midlands Area") includes the areas of Telford, Dudley, Wolverhampton, Worcester, Walsall and Kidderminster. The Midlands Area includes approximately 635,000 homes and approximately 48,000 . Construction for cable television service began in 1991. In 1993, a retrofit program was undertaken to make both cable television and cable telephony services available to all homes previously passed in the Midlands Area and, since then, all new construction provides both cable television and cable telephony services. This retrofit program was completed by the end of 1994, and all homes passed in the Midlands Area are capable of receiving both television and telephony services. Construction of the Telford franchise was completed in 1994 and construction of the Dudley, Wolverhampton, Walsall and Kidderminster franchise is ongoing.

   Management of Regional Franchise Areas

         The Company manages its Regional Franchise Areas from its corporate headquarters in Woking, Surrey, England. The Company provides a number of services on a centralized basis, including finance, legal, management information services, network design (including switching, centralized planning and engineering), network service center operations, purchasing of programming and negotiation and administration of procurement and construction contracts. Most other matters are handled by the management of the Regional Franchise Areas under the direction of their Managing Directors. Although marketing programs, pricing and programming generally are standardized throughout the Company, the management of each Regional Franchise Area may modify them in order to reflect local factors.

AFFILIATED COMPANIES

         The Company owns minority equity interests in three Affiliated
Companies: Birmingham Cable, Cable London and Cable Corporation. The Affiliated Companies own an aggregate of seven cable franchises in the U.K. As of December 31, 1996, the aggregate amount invested by the Company in the Affiliated Companies was approximately (pound)115 million. Of the Company's 4.3 million equity homes, approximately 401,234 represent the Company's equity interest in the approximately 1.2 million homes owned and operated by the Affiliated Companies. These investments have enabled the Company to grow by acquiring interests in a number of franchises and homes.

         The Company believes that it benefits by the regular exchange of information with the Affiliated Companies. Although the Company has certain shareholder rights discussed below and a representative on the board of directors of each of the Affiliated Companies, the Company does not control the day-to-day management operations of the Affiliated Companies.

         The following table sets out, unless otherwise indicated, as at and for the year ended for December 31, 1996, certain information concerning the Affiliated Companies:


                                             BIRMINGHAM                    CABLE LONDON                CABLE CORPORATION
                                       ------------------------       ----------------------       ------------------------
                                                    COMPANY'S                     COMPANY'S                     COMPANY'S
                                                     EQUITY                        EQUITY                        EQUITY
                                        TOTAL       INTEREST           TOTAL      INTEREST          TOTAL       INTEREST
                                       (100%)        (27.5%)          (100%)       (50.0%)         (100%)        (16.5%)
                                       --------    -----------        -------    -----------       -------     ---------
FRANCHISE HOMES..............          471,094         129,551       444,978        222,044        293,720         48,464
FRANCHISE BUSINESSES.........           31,200           8,580        35,000         17,465         17,500          2,888

CABLE TELEVISION
Homes passed.................          383,592         105,488       341,508        170,412        248,348         40,977
Homes passed and marketed....          378,653         104,130       296,416        147,912        231,726         38,235
Basic customers..............          111,645          30,702        67,477         33,671         42,928          7,083
Penetration rate (1).........            29.5%           29.5%         22.8%          22.8%          18.5%          18.5%

Additional Outlets...........           33,796           9,294        24,334         12,134          8,669          1,430
Average monthly revenue per
  customer (1)...............     (pound)18.03    (pound)18.03  (pound)22.14   (pound)22.14   (pound)22.07   (pound)22.07
Average churn rate (1).......            26.8%           26.8%         30.6%          30.6%          30.4%          30.4%

RESIDENTIAL TELEPHONY
Homes passed.................          374,451         102,974       312,050        155,713        247,976         40,916
Homes passed and marketed....          369,512         101,616       296,416        147,912        231,354         38,173
Residential customers........          105,128          28,910        57,495         28,690         49,234          8,124
Penetration rate (1).........            28.5%           28.5%         19.4%          19.4%          21.3%          21.3%
Residential lines connected..          105,128          28,910        59,074         29,478         49,234          8,124
Average monthly revenue per
  line (1)...................     (pound)22.34    (pound)22.34  (pound)26.43   (pound)26.43   (pound)30.06   (pound)30.06
Average churn rate
  per line (1)...............            24.9%           24.9%         27.0%          27.0%          24.6%          24.6%
BUSINESS TELEPHONY
Business customers...........            2,994             823         2,560          1,277          1,912            315
Business lines connected.....           11,302           3,108         9,259          4,620         18,290          3,018
Average monthly revenue per
  line (1)...................     (pound)62.89    (pound)62.89  (pound)67.57   (pound)67.57   (pound)87.79   (pound)87.79
Average churn rate
  per line (1)...............            32.4%           32.4%         23.0%          23.0%          20.0%          20.0%

_______________
(1)    For the definitions of the terms, see the footnotes to the table on page 4.

   Description of Affiliated Companies

         The following is a brief description of each of the Affiliated Companies, including a description of the terms of the Company's investments therein.

           Birmingham Cable. Birmingham Cable covers approximately 400 square kilometers and operates in Birmingham and Solihull. Birmingham Cable has approximately 471,000 franchise homes and approximately 31,200 businesses (representing approximately 130,000 equity homes and approximately 8,600 equity businesses based on the Company's current share ownership of Birmingham Cable). The Birmingham cable franchise is one of the largest in the U.K. in terms of the number of franchise homes.

         Telewest Communications (Holdings) Limited ("TWH") (a wholly owned subsidiary of the Company) and Comcast U.K. Cable Partners Limited ("Comcast") jointly own 54.9% of the issued share capital of Birmingham Cable. General Cable PLC ("General Cable") owns the remaining 44.9%. TWH and Comcast hold their interests pursuant to a co-ownership agreement (the "Co-ownership Agreement"), which allocates beneficial ownership of the jointly owned shares between TWH and Comcast based on the amount each has contributed for the purchase of the shares. Beneficial ownership of the shares currently is divided equally between TWH and Comcast. Each party has the right to direct the voting of the shares beneficially owned by it. TWH and General Cable also own interests in Cable Corporation.

         Telewest Communications Group Limited, a wholly-owned subsidiary of the Company ("TWG"), General Cable and an affiliate of Comcast have entered into consulting agreements with Birmingham Cable and one of its affiliates (collectively, the "Birmingham Cable Companies") pursuant to which TWG provides consulting services relating to cable telephony operations, the Comcast affiliate provides consulting services relating to cable television operations and General Cable provides consulting services relating to business telephony operations. Each consultant also provides consulting services relating to the financial management of the Birmingham Cable Companies. Under TWG's consulting agreement, the Birmingham Cable Companies have agreed to pay TWG an annual fee based on the greater of (a) the number of dwelling units in the Birmingham Cable franchise area and (b) a percentage of the Birmingham Cable companies consolidated gross revenues. Each consulting agreement terminates in April 2000, subject to the Birmingham Cable Companies' right to extend the term of each agreement by two successive five-year periods and a final three-year period. The Birmingham Cable Companies have the right to terminate the agreements with TWG and the Comcast affiliate after April 2000 if TWH and Comcast and their affiliates together cease to be the holder of the largest percentage of the issued share capital of Birmingham Cable (constituting the "Principal Shareholder") and the management agreement referred to below is terminated for the same reason.

         TWG and a Comcast affiliate have entered into a management agreement with Birmingham Cable that gives TWG and Comcast the right, subject to the overall direction and control of the directors of the Birmingham Cable Companies, to manage the day-to-day business and affairs of the Birmingham Cable Companies. Pursuant to the Co-ownership Agreement, the Comcast affiliate is entitled to make all the decisions of the co-owners under the management agreement until the completion of construction passing 90% of the homes in the Birmingham Cable franchise area and Comcast and its affiliates beneficially own less than 20% of the shares jointly owned by TWH and Comcast and its affiliates. Notwithstanding this, TWG retains control over approval of budgets and business plans relating to cable telephony operations and Comcast retains control over the budgets and business plans relating to cable television operations.

         Under Birmingham Cable's articles of association, the consent of holders of 50% or more in aggregate of its issued ordinary share capital ("Majority Investor") and, in certain cases, the holders of 331/3% or more (in aggregate) of its issued ordinary share capital ("Significant Investors") is required before Birmingham Cable and any of its subsidiaries can take certain actions relating to themselves or their businesses. Currently, TWH and Comcast are jointly a Majority Investor and General Cable is a Significant Investor. The Co-ownership Agreement generally requires TWH and Comcast to agree with respect to the exercise of their rights relating to their jointly-owned shares.

         TWH and Comcast (as Majority Investors) have the right to appoint four directors to Birmingham Cable's board of directors and General Cable has the right to appoint three directors. TWH and Comcast have the right to nominate the managing director of Birmingham Cable and General Cable has the right to nominate its Chief Financial Officer. Under the Co-ownership Agreement, the directors whom TWH and Comcast are entitled to designate by virtue of their jointly-owned shares will be designated by TWH and Comcast in proportion to the number of shares beneficially owned by each. As a result, currently TWH has the right to appoint two directors. The number of directors that TWH and Comcast have the right to appoint and maintain decreases in stages as their joint shareholding falls below 50% of the issued ordinary shares of Birmingham Cable. TWH and the other shareholders have also agreed to certain restrictions with respect to their right to apply for Cable Television Licenses and Telecommunications Licenses in areas adjacent to the Birmingham Cable franchise area.

         The articles of association of Birmingham Cable generally prohibit a shareholder from transferring legal or beneficial ownership of its shares without giving each other shareholder a right of first refusal to acquire its proportionate amount of such shares. Transfers by certain corporate shareholders to affiliates generally are excluded from this restriction.

         In February 1995, Birmingham Cable entered into a ten-year (pound)175 million loan facility to finance the construction of its network and operations (the "Birmingham Credit Facility"). Pursuant to the terms of the Birmingham Credit Facility, payments or distributions to the shareholders of Birmingham Cable, including payments of management fees, dividends, interest and principal on loans to Birmingham Cable from its shareholders, are restricted based on certain conditions related to the financial performance of Birmingham Cable and its subsidiaries. Certain financial covenants in the Birmingham Credit Facility were amended by a Supplemental Agreement dated March 12, 1997. It was a condition precedent to the closing of the Supplemental Agreement that the shareholders of Birmingham Cable contribute an aggregate of not less than (pound)7 million of debt or equity on or after January 1, 1997.

         Cable London. Cable London covers approximately 160 square kilometers and operates in the Camden, Haringey, Enfield, and Hackney and Islington franchise areas. Cable London has approximately 445,000 franchise homes and approximately 35,000 businesses (representing approximately 222,000 equity homes and approximately 17,500 equity businesses based on the Company's current share ownership of Cable London).

         The Company and Comcast each own 50.0% of the issued share capital of Cable London. There is no voting arrangement between the Company and Comcast with respect to Cable London.

         The articles of association of Cable London generally prohibit a shareholder from transferring legal or beneficial ownership of its shares without giving each other shareholder a right of first refusal to acquire its proportionate amount of such shares.

         TWG and an affiliate of Comcast have entered into consulting agreements with Cable London pursuant to which TWG provides consulting services relating to telephony operations and the Comcast affiliate provides consulting services relating to cable television operations. Under TWG's consulting agreement, Cable London has agreed to pay TWG an annual fee based on the greater of (a) the number of dwelling units in the Cable London franchise areas or (b) a percentage of the gross revenues of Cable London from telecommunications services. The term of the consulting agreement expires in accordance with its terms in August 1998. The consulting agreement may be terminated by TWG upon a change of control of Cable London.

         In June 1995, Cable London entered into a two-year (pound)60 million loan facility to finance a portion of the costs of the construction of its network and operations (the "Cable London Facility"). Pursuant to the terms of the Cable London Facility, payments or distributions to the shareholders of Cable London, including payments of management fees, dividends and interest and principal on loans to Cable London from its shareholders, are prohibited, except for projected management fees financed by equity or subordinated loans. As a condition precedent to the completion of the Cable London Facility, the Company and Comcast (as the other principal shareholder of Cable London) entered into deeds of subordination that provide that any prohibited payments otherwise due to the shareholders from Cable London and its subsidiaries will accrue and not be paid for the duration of the Cable London Facility. Cable London is currently negotiating the terms of a new loan facility to replace the Cable London Facility, although there can be no assurance that such facility will be obtained.

         Cable Corporation. Cable Corporation covers approximately 490 square kilometers and operates in the Windsor franchise area (including Windsor, Slough, Maidenhead, Staines, Ashford and Iver) and the Middlesex franchise area (including the London boroughs of Hounslow and Hillingdon). Cable Corporation has approximately 294,000 franchise homes and approximately 17,500 businesses (representing approximately 49,000 equity homes and approximately 3,000 equity businesses based on the Company's current share ownership of Cable Corporation).

         TWH owns 16.5% of the issued share capital of Cable Corporation. The remaining 83.5% is owned by General Cable.

         TWG has entered into a consulting agreement with Cable Corporation and certain of its affiliated companies (the "Cable Corporation Companies") pursuant to which TWG provides consulting services relating to telephony operations. Under this agreement, the Cable Corporation Companies have agreed to pay TWG an annual fee based on the greater of (a) the costs incurred in providing consulting services to the Cable Corporation Companies or (b) a percentage of the gross revenues of the Cable Corporation Companies from cable telephony business. The consulting agreement continues in effect until December 31, 1998 and thereafter is renewable from year to year unless terminated on one year's notice by either party.

         Under Cable Corporation's articles of association, the consent of the holders of not less than 15% of its issued ordinary share capital ("Significant Investors") is required before Cable Corporation and any of its subsidiaries can take certain actions in relation to themselves or their businesses. The Company is a Significant Investor. Each Significant Investor has the right to appoint up to two directors to Cable Corporation's board of directors.

         The articles of association of Cable Corporation generally prohibit a shareholder from transferring legal or beneficial ownership of its shares without giving each other shareholder a right of first refusal to acquire its proportionate amount of such shares. Transfers by certain corporate shareholders to affiliates generally are excluded from this restriction.

         In March 1996, Cable Corporation entered into financing arrangements including a nine-year (pound)160 million loan facility and certain finance leases to finance the construction of its network and operations (the "Cable Corporation Credit Facility"). Pursuant to the terms of the Cable Corporation Credit Facility, payments or distributions to the shareholders of Cable Corporation, including payments of management fees, dividends, interest and principal on loans to Cable Corporation from its shareholders, are prohibited so long as there are any amounts outstanding to the banks under the financing arrangements. Cable Corporation has defaulted on certain covenants under the Cable Corporation Credit Facility and is currently in negotiations for the modification of such covenants under the Cable Corporation Credit Facility.

EMPLOYEES

         At December 31, 1996, the Company had 4,962 employees. None of these employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

COMPETITION

         The Company's cable television and cable telephony businesses compete with a wide range of companies using a variety of technologies.

   CABLE TELEVISION

   General

         As a result of the policy of the Independent Telecommunications Commission ("ITC") of not granting more than one broadband cable license within a franchise area for the foreseeable future, the Company does not compete for customers with other cable operators within its respective franchise areas. The Company does, however, compete with television programming provided by terrestrial stations, DTH satellite services, video cassette rental stores, satellite master antenna television systems and certain narrowband cable system operators, and will compete with digital terrestrial services and may in the future compete with programming provided by video-on-demand and other entertainment services provided by PTOs. The Company also competes with other companies (which may include PTOs and other cable operators) for the award of new franchises, the purchase of existing franchises and new sources of capital.

         The principal current and potential competitors for the cable television business of the Company are the following:

   Broadcast

         Television viewing in the U.K. has long been one of the most popular forms of entertainment and daily viewing time in the U.K. has been among the highest in the world (weekly average of more than 26 hours per person during the fourth quarter of 1996). Four broadcast channels are the predominant source of television programming. Although the terrestrial television channels in the U.K. generally are perceived as providing high-quality programming, an independent market research study indicates that viewers have a preference for a wider variety of television programming. This study indicates that in the U.K., more than one-third of all viewing in homes with cable television or satellite services was of cable or satellite channels. The Company believes that acceptance of alternative programming, together with the relatively high penetration of DTH satellite services and VCRs (discussed below) evidences a willingness by many consumers in the U.K. to pay for additional programming.

         The Company believes that its primary competitive advantages over terrestrial television are significantly more programming options, access in the future to interactive and integrated entertainment, communication and information services and, in some areas, improved television reception. The Company believes that the principal competitive advantage of terrestrial television is its historical position as the leading source of in-home entertainment in the U.K.

         In December 1995, the ITC awarded a license for a fifth terrestrial broadcast channel, Channel 5, to Channel 5 Broadcasting Limited. Channel 5, which carries a mix of general entertainment programming, commences broadcasting in March 1997.

   DTH Satellite

         In a DTH satellite system, a satellite television service provider obtains programming from a variety of sources (including some of those used by the Company) and transmits the programming signal up to a satellite which then retransmits the signal down to customers. In order to receive satellite service in the U.K., the customer must have an outdoor reception dish, which generally is smaller and less expensive than the "C-band dish" typically used in the U.S., and some form of decoder.

         DTH satellite services are widely available in the U.K. and are becoming increasingly popular. DTH satellite penetration has increased from approximately 500,000 homes in 1989 to 3,446,000 at December 31, 1996. BSkyB is the leading supplier of satellite programming in the U.K. The "Sky Multi Channels" package provided by BSkyB (which includes ten channels provided by Flextech or a provider in which an affiliate of TCI has an interest) offers customers 30 basic channels, four premium channels and four bonus channels.

         BSkyB is the principal competitor of the Company in pay television as well as one of its most important sources of programming. The Company purchases ten of the channels provided by BSkyB to its DTH satellite customers. BSkyB also has an interest in one of the two applicants for the U.K. digital terrestrial television licenses as described below.

         In order to encourage customers to change from DTH satellite service to cable service, the Company has implemented a trade-in program under which it offers a premium cable television service without charge for a certain period in exchange for a customer's satellite dish and related equipment.

         The Company believes that DTH satellite services will continue to be significant competitors of the Company in the future. However, the Company believes that cable television has a number of competitive advantages over DTH satellite service, including the following: (a) DTH satellite service involves up-front or ongoing costs for the purchase or rental of a dish and related equipment, which are substantially higher than the up-front or ongoing equipment costs for cable television, (b) satellite dishes are considered to be unsightly by many and are prohibited by some U.K. planning guidelines, (c) cable offers a sophisticated two way physical link, and in the future will offer interactive and integrated entertainment, telecommunications and information services in addition to television programming and (d) DTH satellite television generally does not provide local programming. The Company believes that the principal competitive advantage of DTH satellite service is the generally lower monthly service charges for basic services and premium services than comparable services provided by cable operators.

         BSkyB has indicated that it intends to launch a digital service in late 1997 which may provide up to 200 channels including mulitplexed movies, interactive services such as home shopping, home banking and "pay-per-view" sports and movies. The Company intends to launch its digital services at approximately the same time as the satellite digital offering although there can be no assurance that this will be achieved and a delay may have a negative impact on the Company's offering if it is launched after the satellite digital offering.

   Digital Terrestrial Television Broadcasting

         Under the Broadcasting Act 1996, the ITC has been given responsibility for the licensing and future regulation of digital terrestrial television which, on introduction, is expected to provide 30 or more terrestrial channels serving between 60% and 90% of the U.K. population. Existing terrestrial broadcasters are given guaranteed capacity to simulcast their existing analogue services. In January 1997, BSkyB, Carlton Communications and Granada Group announced they had formed a joint venture and applied (in competition with another applicant) to the ITC for three frequency ranges initially to provide 15 digital terrestrial television channels, which will broadcast programming that may include BSkyB programming currently available only through DTH satellite or cable television as well as programming from the BBC. Digital terrestrial television will broadcast from land-based transmitters and will be receivable by consumers with conventional aerials. A digital decoder box or integrated digital television set would be needed to view the new channels, which are expected to have digital picture and sound quality. The introduction of digital terrestrial, as well as digital satellite television will provide additional competition for the Company. See "Certain Regulatory Matters -- Future Developments --Digital Broadcasting."

   Video Cassette Rentals

         In 1996, approximately 80% of the homes in the U.K. owned at least one VCR. The Company believes that this penetration evidences a willingness by many consumers in the U.K. to pay for programming in addition to that provided by the terrestrial broadcasters. The Company believes that the principal competitive advantages of cable television over videotape rentals include elimination of the need for consumers to leave their premises to pick up and return the video cassette and cost (cable programming is significantly less expensive on a per-program basis than rental of videotapes). The principal advantages of videotape rental over cable television are that it provides the consumer with more flexibility in selecting specific programming and the timing of the delivery of such programming and films generally are released earlier for video cassette rentals than for satellite and cable television. This advantage may be reduced by the development by cable operators of pay-per-view programming, which would give cable customers more control over the specific programming viewed and the timing of such programming.

     Video-on-Demand

         Video-on-demand will provide individual customers with the ability to request a specific program for viewing at a specific time. Currently, no video-on-demand service is commercially available in the U.K. BT has undertaken a pilot program for this service to the homes of a limited number of BT employees. However, the successful introduction of a video-on-demand service in the Company's franchise areas, particularly by a PTO, would result in the services of the Company being subject to increased competition.

   SMATV and Narrowband Systems

         SMATV systems receive television signals from either broadcast or satellite sources and then distribute them by cable to a discrete area of customers, typically within a limited geographic area (such as a block of flats) to less than 1,000 homes. Narrowband systems, which typically serve more than 1,000 homes, are underground cable distribution systems that have significantly less channel capacity than the broadband systems used by the Company. The narrowband systems carry only a limited range of broadcast and satellite programming and provide no voice telephony services. Most narrowband systems are relatively old and serve only limited geographical areas within certain of the Regional Franchise Areas (i.e., the Avon and Cotswolds, North East and South East Regional Franchise Areas). The Company believes that currently there are only a few SMATV systems licensed for or operating in the franchise areas of the Company and the Company has a right of first refusal on any new SMATV systems license issued for its franchise areas. There also are a number of old narrowband systems that are licensed for or operating in the franchise areas of the Company. The ITC has asked the Company to specify the date by which each of the Regional Franchise Areas will be in a position to serve all the customers of the respective old narrowband systems in their franchise areas and has indicated that it will terminate the licenses held by such narrowband operators at such times. The Company currently expects that all such narrowband licenses will be terminated by the ITC by 1998.

   Other Cable Operators

         Although cable operators in the U.K. generally co-operate on a variety of technical, programming and marketing matters (such as through London Interconnect), the operators do compete for the award of new franchises, the purchase of existing franchises and sources of capital. Certain cable operators that compete with the Company now or in the future may have greater financial resources or other advantages which may increase their likelihood of obtaining desirable franchises.

   New Technologies

         The extent to which new media and technologies will compete with cable television systems in the future cannot be predicted and such media or technologies may become dominant in the future and render cable television systems less profitable or even obsolete.

   CABLE TELEPHONY

   General

         BT is the largest provider of telephony services for residences and businesses in the U.K. Historically, Mercury has focused on the business market and long-distance and international telephony services, and has attempted to increase its share of the business telephony market. Cable operators have started to expand into the telephony market and, according to the ITC, there were approximately 2,039,081 cable telephony lines in the U.K. as at December 31, 1996, as compared to approximately 1,287,000 as at December 31, 1995.

   BT

         BT is the principal competitor of the Company in providing telephony services to residential and small-and medium-sized business customers. BT has an established market presence, fully-built network and resources substantially greater than those of the Company.

         The Company seeks to compete with BT primarily by emphasizing the competitive cost and, to a lesser extent, service advantages of its cable telephony services.

         To date, the Company generally has been able to price its cable telephony call charges below those of BT. There can, however, be no assurance that it will be able to continue to do so in the future. BT currently is subject to regulatory controls over the prices it may charge customers. See "Certain Regulatory Matters --Cable Telephony -- Price Regulation." As a result of these controls, BT has in the past implemented and will in the future be required by its Telecommunications License to reduce its prices further in each of the next few years. The

Company has modified its rates in order to maintain its price advantage over BT. There can be no assurance, however, that any such price cuts will not adversely impact the profitability of the telephony operations of the Company.

         The Company believes that BT's competitive strength has been enhanced until recently by the lack of number portability in the U.K. The Company believes that many consumers have been reluctant to transfer their telephony service away from BT or Mercury service until number portability was available. The Company began offering number portability in some of its Regional Franchise Areas in September 1996 and currently is rolling out the service in all of its Regional Franchise Areas. See "Certain Regulatory Matters -- Cable Telephony --Number Portability."

   Mercury Communications Limited

         The Company also competes with Mercury in providing business telephony services and, to a lesser extent, residential telephony services. The Company competes with Mercury primarily based on price and services offered. Mercury has (and following its announced merger will have) resources substantially greater than those of the Company, and there can be no assurance that Mercury will not expand its business or residential telephony services in the Company's existing markets or that the Company will be able to continue to compete successfully with Mercury. See "Industry Background and Company History -- Industry Background."

   Energis Communications Limited

         Energis has substantially finished construction of a national broadband network along existing electrical power pylons to provide telephony services. To date, Energis has not marketed residential telephony lines and generally has concentrated on the smaller business telephony market. The Company expects to compete with Energis primarily based on price and services offered.

   Other Competitors

         The Company also competes in its telephony business with (and may compete in the future with) new service providers such as Ionica L3 Limited and Colt Communications. Mobile cellular telephony networks such as Cellnet (in which BT has a 60% interest), Vodafone, Mercury One2One (in which affiliates of U S WEST have a 50% interest) and Hutchison Microtel's "Orange" service, also provide telephony service to customers. Currently, there are a number of competitors who either are offering national services or are looking to offer national services. The Company believes that this increased competition will lead to a broad range of new packages and promotions, thereby resulting in a decrease in the price of U.K. calls. For smaller customers, these new suppliers are likely to offer indirect services as they may not be able to justify direct connection.

ACQUISITIONS AND DISPOSALS

         Although the Company's strategy currently is to build on its existing customer base and increase penetration and revenues per customer, in order to increase revenues and economies of scale, the Company may from time to time acquire one or more new or existing franchises either in public tenders by the ITC or acquisitions from third parties. The Company believes that there may be attractive acquisition opportunities in the future as some of the existing franchise holders decide to divest all or a portion of their U.K. cable franchises due to shortages of capital or other reasons. In that regard, the Company has in the past and may in the future, engage in preliminary discussions regarding acquisitions and business combinations in the U.K., some of which may be significant and any of which may ultimately lead to acquisitions or business combinations. Any such acquisitions or combinations may be funded, to the extent available, from internally generated funds, the incurrence of indebtedness or the issuance of equity, or a combination thereof.

CERTAIN REGULATORY MATTERS

   General

         Cable television and cable telephony operators in the U.K. are governed by legislation, regulations and licenses issued under the Cable and Broadcasting Act 1984 as construed by the Broadcasting Act 1990 (as amended by the Broadcasting Act 1996) (the "Broadcasting Act") and the Telecommunications Act 1984 (the "Telecommunications Act"). An operator of a cable television and cable telephony franchise in the U.K. covering more than 1,000 homes requires the following two licenses for each franchise area:

         (a) a telecommunications license (a "Telecommunications License"), granted under the Telecommunications Act by the Secretary of State for Trade and Industry (the "Secretary of State"), which authorizes the installation and operation of the telecommunications network used to provide cable television and telecommunications services, and

         (b) a cable television license (a "Cable Television License"), which authorizes the provision of cable television services within a defined geographical area and which may be either:

                 (i) a prescribed diffusion service license ("PDSL"), granted under the Cable and Broadcasting Act 1984 prior to January 1, 1991 by the Cable Authority and continued in effect by virtue of provisions of the Broadcasting Act, which allows an operator to provide cable television services by means of a cable network; or

                 (ii) a local delivery service license ("LDSL"), granted since January 1, 1991 under the Broadcasting Act by the ITC which allows an operator to deliver television and other licensed programming services by means of a licensed telecommunications network, including a cable network or microwave distribution system.

         The Telecommunications Licenses and Cable Television Licenses contain various conditions concerning the operation of the licensed telecommunication system and the provision of broadcast services, respectively and, in the event that such conditions are breached, the Director General or the ITC, as appropriate, may take action to enforce compliance with such licenses. The ITC or the Secretary of State has the power ultimately to revoke such licenses.

   CABLE TELEVISION

   The Broadcasting Act

         The Broadcasting Act 1990 established the ITC to license and regulate commercial television services (terrestrial and satellite) and the Radio Authority to regulate radio services. The ITC's functions are, among other things, to grant licenses for television broadcasting activities and to regulate the commercial television sector by issuing codes on programming, advertising and sponsorship, monitoring programming content and enforcing compliance with the Broadcasting Act and license conditions. The ITC has the power to vary licenses and impose fines and revoke licenses in the event of a breach of the license conditions. The ITC also enforces ownership restrictions on those who hold or may hold an interest in licenses issued under the Broadcasting Act. The Broadcasting Act 1990 has been amended by the Broadcasting Act 1996. The licensing provisions remain substantially the same, although some amendments were made with regard to broadcast and radio services, including ownership restrictions (see below).

   Cable Television Licenses

   General. As at December 31, 1996, Cable Television Licenses had been granted for franchise areas covering approximately 17.9 million homes in the U.K. The ITC has indicated that for the foreseeable future it will grant only one LDSL for each geographical area. The ITC is also advertising and awarding LDSLs to extend coverage to those areas not otherwise licensed. To date, the Company has applied for three such licenses and it has been awarded two (for the Southport and Blackpool franchises), and has been notified by the ITC that its bid for the East Lothian franchise has been successful. LDSLs are awarded under competitive bids to the applicant submitting the highest cash bid (payable annually over the 15-year term of the LDSL), unless it appears to the ITC that there are "exceptional circumstances" (primarily geographic coverage) which make it appropriate to award the license to another applicant. In addition, all applicants must undertake to pay a percentage of qualifying revenue ("PQR") to the ITC in each year of the license together with an annual sum equal to the cash bid indexed against inflation plus certain other payments.

         Under the Broadcasting Act, cable operators may carry certain licensed services on their networks. Cable Television Licenses also require cable operators to ensure that advertising and certain foreign satellite programs carried by them as part of their services conform to the restrictions set forth in the codes on advertising, sponsorship and programming issued by the ITC.

         All new LDSLs awarded to the Company since December 1994 include build milestone obligations.

   Term, Renewal and Revocation of Broadcasting Licenses. The Company holds both PDSLs and LDSLs. The terms and renewals of such licenses are governed by the Broadcasting Act as follows:

         (a) Each of the Company's PDSLs was issued for a 15-year term but applications may be made to the ITC for supplemental licenses which have the effect of extending the term of the PDSLs for up to an additional eight years if the cable operator holds a 23-year Telecommunications License. Fees continue to be payable on the same basis as the PDSLs, but no PQRs or sums equal to the cash bids will be payable during this extended term. If the Company elects to extend the PDSL (as the Company has done in certain cases), upon expiration of such PDSLs as so extended, the Company would be required to apply for a new LDSL under the competitive bid procedures described above. If the Company elects not to extend a PDSL, the Company may apply to the ITC (no earlier than five years prior to the expiration of the PDSL) for a 15-year LDSL with respect to which it must agree with the ITC on the amount of the cash bid and the PQR payments that will be payable over the term of the LDSL.

         (b) Each of the Company's LDSLs was issued for a 15-year term and this term corresponds to the term of the predecessor PDSL or to a term commencing on December 31, 1990, whichever is later. The term of the Company's LDSLs may not be extended, but the Company may apply to the ITC (no earlier than five years prior to the expiration of the LDSL) for a new 15-year LDSL, with respect to which it must agree with the ITC on the amount of cash and PQR payments that will be payable over the term of the LDSL.

         The ITC can, after consultation with the Department of Trade and Industry (the "DTI") and the Director General, revoke a Cable Television License if an operator fails to comply with its conditions or with any direction of the ITC and the ITC considers revocation to be in the public interest. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in the persons controlling or having an interest in it, the ITC can revoke the license if it would not have awarded the license had the new ownership or control existed at the time the application for the license originally was considered. The ITC also can impose fines and shorten the license period for licenses issued under the Broadcasting Act.

         A Cable Television License is transferable with the consent of the ITC.

   Ownership Restrictions. The ITC has a general duty to ensure that Cable Television Licenses are held by "fit and proper" persons and may exercise control over who may hold a license where financial assistance is provided to, or influence is exercised over, a licenseholder which may produce results adverse to the public interest. The Broadcasting Act also contains specific restrictions on the types of entities which may hold Cable Television Licenses or interests therein. Cable Television Licences may not be held by, among others, the BBC, a local authority, a religious or political body (or one of its officers) or any advertising agency or any entity controlled by it.

         The Secretary of State is also empowered to control accumulations of interests in different licensed activities.

         Price Regulation. Cable television pricing in the U.K. is not subject to pricing restrictions, including pricing limitations, rate of return assumptions or similar mechanisms of the kind imposed under U.S. cable regulations. However, cable television pricing is subject to fair trading regulation by the ITC and to the application of general competition law.

Digital Broadcasting

         The Broadcasting Act 1996 introduced provisions for the licensing of digital terrestrial broadcasting and introduced a "must carry" requirement on cable companies where both program provider and cable operator use digital technology to ensure the universal availability of designated free-to-air service channels. Must carry obligations concerning public service channels already apply to holders of PDSLs.

         The Broadcasting Act 1996 permits the initial availability of six television multiplexes, or frequency bands giving substantial national terrestrial coverage, each with the ability to carry several television channels. The new legislation includes provisions for the ITC's licensing of "multiplex providers", who would initially be allocated, in aggregate, the six multiplexes for 12-year license periods. Each multiplex provider will contract with broadcasters for the transmission of the broadcasters' television services via its allocated frequency band. The BBC has been separately allocated its own multiplex on which it has announced it will broadcast its existing and additional broadcast services. The Channel 3 companies and Channel Four have applied to the ITC for another multiplex, on which they are required to simulcast their existing analogue services, with capacity available for additional services. The ITC announced on October 31, 1996 that it would accept applications for licenses to provide terrestrial digital television services. On January 31, 1997, the deadline for applications, the ITC had received two competing applications for three of the multiplexes. One of the applicants is a joint venture by BSkyB, Carlton Communications plc and Granada Group plc. S4C, the Welsh fourth channel, has applied for another multiplex, on which half the capacity in England, Scotland and Wales is reserved for Channel 5, and the other half would be for S4C. The ITC had indicated it may award the licenses in Spring 1997.

         The Advanced Television Services Regulations, which implemented the Advanced Television Services Directive (Council Directive 95/47/EC on the use of standard for the transmission of television signals) (the "ATS Regulations") came into effect on January 7, 1997. The ATS Regulations cover the provision of digital television services by means of conditional access systems. They also amend the Telecommunications Act 1984 to include subscriber management services as telecommunications services, and the systems over which these services are provided as telecommunication systems, in each case subject to the general telecommunications licensing and regulatory regime. The ATS Regulations amended existing telecommunications licences so that conditional access services may only be provided under the Class License for the running of telecommunications systems for the provision of conditional access services (the "Conditional Access Class License"). The ATS Regulations impose an enforceable statutory duty on the provider of conditional access services to ensure that the system used to provide those services has the necessary technical capability for cost effective transcontrol at cable head-ends allowing for the possibility for full control by cable television operators at local or regional level of the services using that conditional access system. "Transcontrol" is the process by which the conditional access operator's control data is removed and replaced so as to enable the rebroadcast of the programming using the cable operator's own conditional access system. There is also a supplemental duty on the conditional access service provider to co-operate with the cable television operator (including by provision of information on a timely basis) to ensure that the latter can take advantage of the primary duty. The ATS Regulations impose duties on the operators of conditional access services who do not simply self-provide (i.e., who do not produce and market those services to third parties) to offer technical services to broadcasters of digitally transmitted services on fair reasonable and non-discriminatory terms so that viewers can receive the broadcasters' services over their own networks.

         Apart from the effect of the ATS Regulations, the provision of conditional access services is regulated under the Conditional Access Class License, granted on January 7, 1997. The Conditional Access Class License regulates the provision of encryption services, subscriber authorization services, subscriber management services and any other conditional access service in connection with digital television services. The provider of such services is required, unless it is only a self-provider, to offer them to broadcasters on a fair, reasonable and non-discriminatory basis and to co-operate to ensure the interconnectivity and interoperability of its system so that the relevant services can be provided. Where a cable operator retransmits a broadcaster's digital television services, the operator of a conditional access service who provides conditional access services to the broadcaster must co-operate with the cable operator so that the cable operator can transcontrol and re-transmit those services cost-effectively and without incurring unnecessary and unreasonable expense. The Conditional Access Class License also incorporates the "fair trading" condition and other conditions including those relating to prohibition on undue preference and undue discrimination, linked transactions, publication of charges, essential interfaces, intellectual property rights and separation of financial accounts. The Director General has published, on a consultative basis, draft guidelines on the operation of the Conditional Access Class License and final guidelines are expected shortly.

         Media Ownership

         The Broadcasting Act 1996 amends the media ownership rules contained in the Broadcasting Act 1990. It relaxes the earlier rules limiting ownership between terrestrial television, satellite and cable broadcasters, except for those broadcasters which are already more than 20% owned by a newspaper with more than 20% national newspaper circulation. Qualifying terrestrial broadcasters are now allowed to have controlling interests in cable and satellite companies, provided their total interests do not exceed 15% of the total television market (defined by audience share including public service broadcasters) and qualifying cable companies will be able to control terrestrial television companies, subject to the 15% total television market limit and certain restrictions on the number of terrestrial licenses held. Newspaper groups with less than 20% national newspaper circulation are now able to control television broadcasters constituting up to 15% of the total television market, subject to a limit on the number of terrestrial licenses held, unless the ITC decides that such control would be against the public interest. Newspaper companies, the license holders of Channel 3 and Channel 5 and satellite and cable broadcasters, are to have the ability to control any number of digital terrestrial television licenses, in addition to any analogue licenses.

         Previous U.K. Government proposals have also contemplated a more integrated system of media ownership and control in the longer term, to take account of the increasing number of broadcasters and technological convergence, and involving regulation of the media-market as a whole. The Company can give no assurance as to whether these proposals for regulation will be enacted or, if they were enacted, as to what their content would be or what effect they might have on the Company's business.


   CABLE TELEPHONY

   The Telecommunications Act

         The Telecommunications Act provides a licensing and regulatory framework for telecommunications activities in the U.K. and established the office of the Director General (supported by OFTEL), as an independent regulatory authority. Telecommunications policy is overseen by the DTI. The Secretary of State also has primary licensing authority under the Telecommunications Act, although he may delegate that authority to the Director General. The principal functions of the Director General are, among other things, to monitor and enforce compliance with Telecommunications License conditions, establish and administer standards for telecommunications equipment and contractors, investigate complaints and exercise certain functions to promote or ensure competition in telecommunications markets. The Director General may modify Telecommunications Licenses either with the agreement of the licensee following a statutory period of public consultation or following a report of the MMC. The Director General is also empowered to issue enforcement orders requiring compliance with Telecommunications License conditions which have been breached.

   Telecommunications Licenses

   General. A Telecommunications License authorizes a cable operator to install and operate the physical network used to provide cable television and telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the terrestrial broadcasting authorities, satellite broadcasters and PTOs. Although the Telecommunications License granted to a cable operator is for a particular franchise area, it is not exclusive and, as a result, a cable telephony operator is subject to competition in its franchise area with respect to the provision of telephony services from PTOs (such as BT, Mercury and Colt) and other telephony service providers.

         A cable operator's Telecommunications License contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's Telecommunications License also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of technical interfaces) and the manner in which the licensee conducts its business (e.g., publicity of certain prices, terms and conditions). In addition, a cable operator's Telecommunications License contains prohibitions on undue preference and discrimination in providing service and unfair cross-subsidy of other services. The cable operator's Telecommunications License also requires the licensee to comply with certain codes of practice and to provide information which the Director General may require to carry out his statutory functions.

         All the Company's Telecommunications Licences are due to be amended by the Director General of OFTEL to replace a number of existing conditions dealing with specific forms of anti-competitive behavior with a "fair trading" condition. This will enable the Director General to act against anti-competitive behavior such as predatory pricing and undue cross-subsidization. The Director General has published guidelines on the types of behavior which he considers to be anti-competitive and on the enforcement procedure to be used. In addition to those Telecommunications Licenses obtained for its cable franchise areas, the Company was also awarded Telecommunication Licenses on January 14, 1997 for all those geographic areas for which it does not hold Broadcasting Licenses and an International Facilities Licences on December 17, 1996.

         The fees payable for the Telecommunications License consist of an initial fee payable on the grant of the license and annual fees thereafter. The fees are based on a proportion of the costs of the Director General in exercising his functions under the Telecommunications Act.

         A Telecommunications License is not transferable. However, a change of control of a licensee may be permitted subject to compliance with a notification requirement, provided the proposed change is not, in the opinion of the Secretary of State, against the interests of national security or relations with the government of a country or territory outside the U.K.

   Network Construction. Other than for LDSL licenses granted since December 1994, each Telecommunications License prescribes milestones that require the licensee to construct its network to pass a specified number of premises by certain dates. All but the final milestones may be varied by the Director General "if he considers it to be in the interests of sound commercial development" of the system. The final milestone can be modified only following a public comment period and with the approval of the Director General. If the milestones are not met, the Director General may take enforcement action which, if not complied with, could result in the revocation of the Telecommunications License by the Secretary of State.

         A cable operator is not required to provide voice telephony services, but where it does so and achieves a 25% or more share of the relevant market (as determined by the Director General) within its licensed area, the licensee may, at the direction of the Director General, be required to ensure that voice telephony services are available to anyone in the licensed area who reasonably requests them. No such direction has been received by the Company.

         Under a Telecommunications License, the cable operator is subject to and has the benefit of the Telecommunications Code promulgated under the Telecommunications Act. The Telecommunications Code provides certain rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land (including the installation of equipment on public highways). Cable operators also have the benefit of the New Roads and Street Works Act 1991 which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. Cable operators generally are required to post bonds with local authorities in respect of their obligation to ensure reinstatement of roads and streets in the event the operators becomes insolvent, ceases to carry on business or has its Telecommunications Licenses terminated. In order to install equipment on private property, cable operators must obtain the agreement of occupiers, property owners and others.

   Term, Renewal and Revocation of Telecommunications Licenses. Telecommunications Licenses for cable operators originally were granted for an initial period of either 15 or 23 years (depending on the technology used by the licensee), commencing on the date service was first provided to customers. In July 1992, following the Duopoly Review, technology-related discrimination in license length was abandoned. The U.K. government invited all holders of 15-year Telecommunications Licenses to apply for new 23-year licenses. However, a licensee also had the right to extend a 15-year Telecommunications License to 23 years if it provided certain technical undertakings within five years of the date of the original license grant. To date, the Company has given such undertakings with respect to all of its Telecommunications Licenses and, consequently, the Company's Telecommunications Licenses will expire at various times between 2008 and 2017.

         Upon expiration, a Telecommunications License cannot be renewed and application must be made for a new license.

         A Telecommunications License may be revoked if the licensee fails to pay the license fees when due, if the licensee fails to comply with an enforcement order, upon the occurrence of certain insolvency-related events or if any Cable Television License relating to a licensee's system is revoked. A Telecommunications License may also be revoked if, among other things, the licensee fails to give the required notification to the DTI of changes in shareholdings and agreements affecting control of the licensee or if the DTI concludes that any such change would be against the interests of national security or the U.K. government's international relations.

   Duopoly Review

         In 1991, the U.K. government concluded in its Duopoly Review that the termination of the duopoly policy (which permitted only BT and Mercury to operate local, national or international fixed-link networks in the U.K. to provide public telephony services) might increase competition and benefit consumers in the U.K. telecommunications market. As a result, the U.K. government revised its policy and determined that applications for licenses would be considered from any person seeking to operate new telecommunications networks over local or national fixed links within the U.K. Such licenses normally would be granted subject to the general statutory duties of the Director General to ensure the provision of telecommunications services, to satisfy all reasonable demands for them, and the ability of a person providing the services to finance their operations. At the time of the Duopoly Review, the exclusive right of BT and Mercury to provide international fixed links within the U.K. was maintained. On December 17, 1996, the Government removed this protection and licensed more than 40 companies (including the Company) to provide full international telecommunications facilities.

   Interconnect Arrangements

         The ability of cable operators to provide viable voice and other telecommunications services is dependent on their ability to interconnect cost-effectively with the telecommunications networks of the other PTOs in order to complete calls that originate from a customer on their cable network but that terminate off their network or that originate from a customer off their cable network and terminate on their network. Since the Duopoly Review, cable operators with contiguous franchises have been able to connect their networks without regard to whether they are under common ownership without using the services of BT or Mercury, and with national telecommunications licenses, cable operators are able to link non-contiguous franchises over their private networks (such as the Company's Interfranchise Network).

         PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as the Company (if requested to do so by such a PTO), and the Company has interconnection agreements with BT, Mercury and Telstra, as well as certain other cable operators. The BT agreements may be terminated by either party upon two years' notice, the Mercury agreement may be terminated by either party upon one years' notice and, the Telstra Agreement may be terminated by either party on 90 days notice (but not to take effect prior to September 3, 1997). If the Company is unable to negotiate acceptable terms (including pricing) with BT, Mercury or Telstra in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, the Company may request that the Director General determine such terms. A recent case has established that it is possible for a regulated company to challenge in the U.K. courts a determination by the Director General of terms of interconnection agreements. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

         OFTEL currently determines standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges are based on forecast financial statements (on a fully allocated costs basis). OFTEL is currently assessing final charges based on BT's final financial statements for that period. A draft determination was published by OFTEL in February 1997. Final charges may involve a readjustment of charges made under the interim determination where appropriate. At the end of 1996, OFTEL published interim charges for the period from April 1, 1996 to March 31, 1997, which will be finalized later in 1997 or in early 1998.

         On March 20, 1996, the Director General published a consultation paper in which OFTEL proposed basing interconnection charges on forward looking incremental costs. It is proposed that this would take effect from October 1997, subject to a network price cap. This would impose an RPI-X% cap on interconnect prices. Within that cap it is proposed that OFTEL would impose floors and ceilings for interconnection services which would control BT's prices for its various interconnection services. BT's prices are also subject to control by the fair trading condition in its license which prohibits anticompetitive charging and other behavior.

         In June and December 1996, the Director General published statements in which he made it clear he is proposing to replace the annual determination of charges with a system of network controls for those services which are not competitive, using baskets of interconnection services, each subject to a charge cap formula of RPI minus X%. Charges for those services which are expected to become competitive during the next price control period (i.e., from October 1997 until the middle of 2001), will not be included in the network baskets, but will be governed by safeguard caps of RPI plus 0%. Charges for those services which are expected to become competitive before October 1997 or which are determined by the Director General to be competitive during the control period, will be free of network controls. The value of "X" has not as yet been decided and neither have the starting values of the various interconnect charges and the "floors and ceilings" of prices within the baskets. Further work on these areas and on the model by which the Director General is to base charges on incremental costs is to be carried out in 1997. The current proposals were subject to public consultation, which ended on February 13, 1997. OFTEL has said it will publish a further informal consultative document and its final proposals with license modifications for formal consultation in 1997. If BT agrees to them, these modifications to BT's license (including with respect to the new interconnect charge regime) will become effective on October 1, 1997. If BT were to fail to agree, there may be a reference to the Monopolies and Mergers Commission (the "MMC"). In the period before recommendations of the MMC were implemented, the current interconnection regime would continue.

   Price Regulation

         Although to date the Company generally has been able to price its cable telephony call charges below those of BT, there can be no assurance that it will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers, including a requirement that the overall charges it makes for a basket of services, including local, long-distance and international calls, which for the period up to July 31, 1997 may not be increased by more than (or must be reduced by) an amount equal to the change in the Retail Price Index ("RPI") less 7.5% per annum. As part of its ongoing review of BT's pricing, in February 1996 OFTEL removed the price controls on BT's line charges, thus enabling BT to rebalance line and call charges. For the period July 31, 1997 to July 31, 2001, OFTEL has implemented a new price cap on BT of RPI-4.5%. This price cap is to be applied to BT residential customer prices only, and all BT business prices are excluded. In general, the price controls impose downward pricing pressure in the U.K. telephony market, and any change in such controls may influence the Company's pricing policies.

         BT's license has also now been modified to include the fair trading conditions which prohibits BT from engaging in anti-competitive activity. This provision gives OFTEL broad powers to stop anti-competitive activity by BT, including with respect to pricing. Procedural guidelines have been issued regarding the quality of the condition.

         The level of cable telephony service prices charged by the Company and other service providers other than BT currently are not regulated by the Director General (although they are subject to general competition law provisions). However, conditions prohibiting undue discrimination and unfair cross-subsidy are contained in the Company's Telecommunications Licenses, and will shortly be replaced by a "fair trading" condition and associated obligations.

   Number Portability

         In September 1996, with the introduction of "number portability" in the U.K., the Company began offering BT and Mercury customers (residential and business) the opportunity to transfer their service to the Company without changing their existing telephone number. As of March 1, 1997, the Company had implemented number portability in four of the seven Regional Franchise Areas and to date customer interest has been strong, with 32,813 lines being transferred to the Company during the period of September 1, 1996 through February 28, 1997 and no requests for line transfers from the Company during the same period. The Company expects to have number portability introduced in all of its franchises by September 1997.

   Restrictions on National PTOs - Video-on-Demand

         The Duopoly Review maintains restrictions upon BT and other national PTOs (except Ionica and Liberty) which prevent BT from conveying or providing entertainment services (such as the cable television services currently provided by the Company) over their national telecommunications networks. The U.K. Government stated that the restrictions upon the conveyance of such services may be reviewed in 1998, but the restrictions regarding provision by the PTOs themselves would not be reviewed until at least 2001. The Duopoly Review policy did not, however, prevent the national PTOs from providing cable television services of the kind currently provided by the Company so long as such services are provided by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Company This policy may be changed in the event of a change of government following the General Election to be held on May 1, 1997. Although full details are not available, it is understood that the Labor Party is prepared to lift the restrictions on BT in return for BT continuing to provide Internet access to schools and libraries.

         The ITC's policy of granting one broadband license for each geographic area ensured that no national PTO subsidiaries could compete directly with the Company in the provision of cable television services in the same area. BT currently owns and operates a single broadband cable franchise in the U.K., in Westminster, Central London and has been successful in its bid for the Milton Keynes franchise. Since April 1, 1994, such services may be provided locally by the national PTOs without requiring separate subsidiaries, however, all other licensing requirements, including the need for the national PTO to obtain an LDSL to provide cable services within each locality, apply.

         On September 29, 1993, the ITC issued a statement in which it concluded that a national PTO such as BT could provide a "video-on-demand" service nationally over its telecommunications network without requiring further regulatory approvals in respect of the conveyance of such services. A video-on-demand service was defined by the ITC as a service in which individual programs are transmitted to only one household at a time in response to a particular request. As such, a video-on-demand service in this context does not embody cable television services of the kind provided by the Company for simultaneous reception in multiple residential households. The ITC noted that its conclusions were shared by other regulatory bodies (i.e., the DTI and OFTEL), but that the issue could only be definitively resolved in the courts.

         In a statement issued on December 7, 1993, the Director General emphasized his commitment to the Duopoly Review policies and noted his concern that a video-on-demand service which might be offered by BT should be made available on terms which are fully consistent with the U.K. policy on the competitive provision of telecommunication services. These policies have again been reaffirmed by Ministers with responsibility for telecommunications policy and by the Director General during the evidence to the enquiry conducted by the Trade and Industry Select Committee of the House of Commons (the "Select Committee") concerning optical fibre networks. The Select Committee issued a report in July 1994 and recommended certain changes intended to encourage the development of unfranchised areas by all PTOs and reduce uncertainty concerning current restrictions with respect to entertainment services. The ITC issued a statement on July 27, 1994 in which it confirmed that it attaches considerable importance to the stability of the existing regulatory environment. Both OFTEL and the DTI endorsed this view in November 1994. OFTEL published its response to the Select Committee's report and the DTI gave its response in a paper entitled "Creating the Superhighways of the Future: Developing Broadband Communications in the U.K." Both stressed the importance of developing broadband services together with the necessary broadband infrastructure so that customers can benefit from new opportunities in the future. The DTI paper concluded that it would not at this time undertake a fundamental revision of the regulatory regime covering cable and local delivery franchising. In February 1997, the Department of National Heritage re-affirmed the Government's commitment to this policy.

 2.       PROPERTIES

         The Company's principal properties consist of numerous offices, technical facilities, warehouses, customer services centers and retail outlets in the various Regional Franchise Areas and Woking, Surrey. As of April 1, 1997, the Company owned and leased an aggregate of approximately 750,000 square feet (258,000 square feet of which was owned and 492,000 square feet of which was leased). The Company's headquarters and network service center occupy approximately 80,000 square feet of leased space located in Woking, Surrey. The Company believes that its current properties are adequate for its current needs and additional space can be obtained on reasonable terms to accommodate future growth, if needed.

 3.       LEGAL PROCEEDINGS

         The Company has not been involved in any legal or arbitration proceedings which have had during the 12 months preceding the date of this Report, or which are reasonably likely to have, a significant effect on the Company's financial position, nor, so far as the Company is aware, is any such proceeding pending or threatened.

 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    * * * * *

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

      Name                           Age(1)              Position Held
      ----                           ------              -------------
Stephen J. Davidson                  41                  Chief Executive Officer
Charles Burdick                      45                  Finance Director
Lynn C. Rexroth                      58                  Chief Operations Officer
Simeon Galpert                       49                  Senior Vice President of Finance(2)
Bruce D. Langham                     49                  Senior Vice President of Digital Services
Roger P. Wilson                      45                  Senior Vice President of Residential Services
Geoffrey Cheetham                    50                  Vice President Business Services
Howard Watson                        33                  Vice President Network Operations
Victoria M. Hull                     34                  General Counsel and Company Secretary

-------
(1)      As of March 1, 1997
(2)      Mr. Galpert has submitted his resignation from the Company effective as of March 31, 1997.

         Mr. Davidson has served as a director of the Company since April, 1994 and as the Finance Director of the Company from January, 1993 until August, 1996. He was appointed acting Chief Executive Officer in August, 1996 following the departure of Mr. Michels, and was confirmed as the Chief Executive Officer in February, 1997. Previously, he worked for four years at Bankers Trust Company in London where he was a Managing Director with responsibility for clients in the media business throughout Europe.

         Mr. Burdick was appointed Finance Director in February, 1997. He was acting Chief Financial Officer from September, 1996. Prior thereto, he was Vice President Finance and Assistant Treasurer at US WEST Inc. Prior to joining US WEST in 1990, he worked in Treasury and Corporate Development roles at Time Warner and Carnation International.

         Mr. Rexroth has served as Senior Vice President of Group Operations since January, 1996. Previously, he was Senior Vice President of Telecommunications of the Company since December, 1992. He has more than 32 years of experience with U S WEST in the areas of marketing, network, carrier service, finance, operations and regulatory matters. Before coming to the U.K., Mr. Rexroth's responsibilities included the provision of long-distance services and interconnection to over 500 independent telephone companies located in U S WEST's geographical area. He has been active in the U.S. States Telephone Association and other national and regional telephone company organizations. Mr. Rexroth's secondment term is scheduled to end in August, 1997.

         Mr. Galpert has served as Senior Vice President of Finance of the Company since June, 1994. Previously, he was a partner of the Westbury Consulting Partnership from 1993 to 1994 and group finance director and company secretary of the Birkdale Group PLC from 1991 to 1993 and Director of the Treasury of WPP Group plc from 1987 to 1991. Mr. Galpert resigned from his position as Senior Vice President of Finance effective as of March 31, 1997.

         Mr. Langham has served as Senior Vice President of Digital Services since September, 1996 and currently is responsible for the Company's digital service. Previously, from January, 1994, he was Senior Vice President of Operations for the Company's Midlands, Avon and Cotswolds, South East and London South Regional Franchise Areas. Prior thereto, he was Managing Director of the London South Regional Franchise Area from March 1993 to January 1994 and Managing Director of the Scotland Regional Franchise Area from 1991 to 1993. Prior to joining the Company, Mr. Langham was involved in the airline industry, where he held several senior positions, including Managing Director of Scottish European Airways Plc from 1989 to 1991.

         Mr. Wilson has served as Senior Vice President of Operations since September, 1996. Previously from October, 1995, he was responsible for the Company's Scotland, North East and North West Regional Franchise Areas. Mr. Wilson was also the Senior Vice President-Operations of SBCC from June, 1995 to October, 1995 From October, 1993 to October, 1995, Mr. Wilson was the Managing Director of Cable Midlands. From October, 1992 to September, 1993, Mr. Wilson was the Vice President of Marketing for the SBCC Group. From 1991 until September, 1992, Mr. Wilson was the Managing Director of Videotron Hampshire Limited. Prior to joining Videotron Hampshire Limited, Mr. Wilson was the Managing Director for Swindon Cable Limited from 1988 to 1991.

         Mr. Cheetham has served as Vice President of Business Services since March, 1995. Previously, from November 1991 to March 1995 he was the principal partner in Breath of Fresh Air. From September 1988 to October 1991 he was the General Manager of Marketing of British Telecom plc.

         Mr. Watson has served as Vice President of Network Operations since November, 1995. Previously, from June, 1993 to October, 1995, he was Director of Engineering. From 1991 to June, 1993 he was Engineering Manager of Cablecom Group of GPT.

         Ms. Hull has served as General Counsel and Company Secretary since July, 1994. Prior to joining the Company she was a solicitor in the corporate department of Clifford Chance, where she qualified in 1987.



                                     PART II

 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF ORDINARY SHARES AND AMERICAN DEPOSITARY SHARES; RECORD HOLDERS; DIVIDENDS

         The information required by this item is included in the 1996 Annual Report to shareholders under the heading, "Share and ADS Information," "Registrar and Depositary" and "CREST - Share Settlement System" on page 88 and is incorporated herein by reference.

CERTAIN TAX CONSEQUENCES OF OWNERSHIP OF ORDINARY SHARES AND ADSS.

GENERAL

           The following generally summarizes the principal U.K. and U.S. federal income tax consequences of the purchase, ownership and disposition of Ordinary Shares or ADSs (evidenced by ADRs) to beneficial owners that are residents or citizens of the U.S. and hold the Ordinary Shares or ADSs as capital assets ("U.S. Holders"). BECAUSE THIS IS A GENERAL SUMMARY, PROSPECTIVE PURCHASERS OF ORDINARY SHARES OR ADSS WHO ARE U.S. HOLDERS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE U.S. FEDERAL, STATE AND LOCAL TAX CONSEQUENCES, AS WELL AS TO THE U.K. TAX CONSEQUENCES, OF THE PURCHASE, OWNERSHIP AND DISPOSITION OF ORDINARY SHARES OR ADSS APPLICABLE IN THEIR PARTICULAR TAX SITUATIONS.

           The statements of U.S. federal income tax and U.K. tax law set out below are based (a) on the laws in force, and as interpreted by the relevant taxation authorities, as of the date of this Proxy Statement, and are subject to any changes (which may apply retroactively) in U.S. or U.K. law, or in the interpretation thereof by the relevant taxation authorities, or in the conventions between the U.S. and the U.K. relating to income and capital gains (the "Income Tax Convention") and estate and gift taxes (the "Estate and Gift Tax Convention"), occurring after such date and (b) in part, on representations of the Depositary and on the assumption that each obligation in the Deposit Agreement and any related agreement will be performed in accordance with its terms.

           This summary does not address the laws of any state or locality or any foreign government (other than the U.K.). Further, this summary does not address the tax consequences to particular classes of taxpayers that are subject to special rules including, without limitation, dealers in securities or currencies, insurance companies, tax exempt organizations, financial institutions, persons that hold their Ordinary Shares or ADSs as part of a straddle, hedging or "conversion transaction", persons whose functional currency is other than the U.S. dollar, tax-exempt investors or persons owning directly, indirectly or constructively, 10% or more of the Company's stock. This summary does not address the U.K. or U.S. tax treatment of persons who hold Ordinary Shares or ADSs through a partnership or other pass-through entity. Except to the limited extent discussed below, it does not consider the U.K. tax or U.S. tax consequences to a person other than a U.S. Holder (a "Non-U.S. Holder").

           For purposes of the Conventions and the Code, U.S. Holders will be treated as the owners of the Ordinary Shares represented by ADSs evidenced by ADRs. Accordingly, and except as noted below, the U.K. tax and U.S. federal income tax consequences discussed below apply equally to beneficial owners of both Ordinary Shares and ADSs that are U.S. Holders.

TAXATION OF DIVIDENDS

           For the purposes of this summary, the term "Eligible U.S. Holder" means a beneficial owner of an ADS or an Ordinary Share (a) that derives and beneficially owns the cash dividend paid thereon, (b) that is an individual, a corporation, a trust or estate resident in the U.S. (and, in the case of a corporation, not also resident in the U.K. for U.K. tax purposes) for the purposes of the Income Tax Convention and (c) whose holding is not effectively connected with a "permanent establishment" through which the Eligible U.S. Holder carries on business in the U.K. with a "fixed base" in the U.K. from which the Eligible U.S. Holder performs independent personal services. Such term excludes, however, (a) a beneficial owner who owns at least 10% of the Ordinary Shares in respect of which the dividend is paid, (b) under certain circumstances, a corporation 25% or more of the capital of which is owned directly or indirectly by one or more persons who are not individual residents or nationals of the U.S. and (c) a U.S. corporation that controls, directly or indirectly (either alone or with one or more associated corporations), 10% or more of the voting stock of the Company.

           The Company is required, when paying a dividend in respect of the Ordinary Shares, to account to the U.K. Inland Revenue for a payment known as advance corporation tax ("ACT"). The rate of ACT at present is equal to 25% of any dividend paid to shareholders, which is equivalent to 20% of the sum of the dividend and the related ACT.

           An Eligible U.S. Holder is entitled under the Income Tax Convention and current U.K. law to claim from the U.K. Inland Revenue a refund of an amount equal to the ACT paid by the Company in respect of the dividend (the "Tax Credit Amount"), but subject to a 15% U.K. withholding tax on the combined sum of the dividend paid and the related Tax Credit Amount. For example, assuming continuance of ACT at the rate of 25% of a dividend paid, a dividend of (pound)8.00 paid to such an Eligible U.S. Holder would generally entitle the Eligible U.S. Holder to claim (pound)0.50 (a Tax Credit Amount of (pound)2.00 less a withholding of (pound)1.50) from the U.K. Inland Revenue, giving a total cash received, after U.K. taxes but before U.S. taxes, of (pound)8.50.

           If the Eligible U.S. Holder is a U.S. trust or estate, the Tax Credit Amount will be available only to the extent that the income derived by such trust or estate is subject to U.S. tax as the income of a resident either in its hands or in the hands of its beneficiaries, as the case may be.

           For U.S. federal income tax purposes, the gross amount of a dividend plus the Tax Credit Amount, including the 15% U.K. withholding tax thereon, (a) will be included in gross income by a U.S. Holder and (b) will be treated as foreign source dividend income to the extent paid out of current or accumulated earnings and profits as determined for U.S. federal income tax purposes. Subject to certain limitations, the 15% U.K. withholding tax will be treated as a foreign income tax eligible for credit against such Eligible U.S. Holder's federal income tax (or, alternatively, a deduction in computing such U.S. Holder's taxable income). The consequences of these limitations will depend on the nature and sources of each Eligible U.S. Holder's income and the deductions appropriately allocated or apportioned thereto. In general, no dividends received deduction will be allowed with respect to dividends paid by the Company. The amount of the dividend will be the U.S. dollar spot value of the dividend on the date of receipt, regardless of whether the payment is in fact converted into U.S. dollars on such date. Exchange gain or loss, if any, recognized by an Eligible U.S. Holder on a sale or other disposition of pounds received pursuant to the dividend will generally be U.S. source ordinary income or loss.

           Arrangements exist with the U.K. Inland Revenue under which certain Eligible U.S. Holders of ADSs (i.e., (a) a U.S. corporation, (b) an individual resident in the U.S. and not resident in the U.K. or (c) a trust or estate all the beneficiaries of which are resident in the U.S. or Canada) generally will receive directly from the Company together with the payment of the associated dividend payment of the Tax Credit Amount to which such Holder is entitled, net of the applicable U.K. withholding tax, without the need to file a claim for refund. To claim the benefit of the arrangements, the registered holder must complete the declaration on the reverse of the dividend check confirming the Eligible U.S. Holder's entitlement to the Tax Credit Amount and present the check for payment within three months from the date of issue of the check. These arrangements can be terminated or altered without notice by the U.K. Inland Revenue.

           In addition, arrangements exist with the U.K. Inland Revenue under which an Eligible U.S. Holder of Ordinary Shares will receive payment of the U.K. tax credit at the same time as and together with the payment of the associated dividend. In order to receive such payment, the Eligible U.S. Holder must have the Ordinary Shares registered in the name of a nominee approved by the U.K. Inland Revenue for such purpose, and the nominee must follow certain procedural requirements. In addition, the qualifying holder must be either: (a) an individual who: (i) is not resident in the U.K. and does not retain the use of any accommodation in the U.K., (ii) has not during the previous four years been in the U.K. for as much as three months a year on average, or for a period or periods amounting in the aggregate to six months in the relevant U.K. income tax year; (iii) has not been absent from the U.S. for a complete U.S. tax year in any of the previous four years; (iv) does not have a permanent establishment in the U.K. and (v) does not own 10% or more of the class of shares in respect of which the dividend is paid; or (b) a corporation: (i) which is managed and controlled in the U.S. and does not have a permanent establishment in the U.K.;
(ii) which does not, either alone or together with one or more associated corporations, control, directly or indirectly, 10% or more of the voting power in the Company; (iii) which does not own 10% or more of the class of shares in respect of which the dividend is paid; (iv) which is liable for U.S. tax on the dividend and (v) at least 75% of the capital of which is owned directly or indirectly by persons who are U.S. residents. These arrangements will be extended to trusts, estates in the course of administration, pension funds, foundations and similar bodies only with the prior approval of the U.K. Inland Revenue.

           Certain Eligible U.S. Holders who are not entitled to receive payment of the U.K. Tax Credit Amount from the Company with payment of the associated dividend but who, nevertheless, are entitled to a refund of the Tax Credit Amount, net of the U.K. withholding tax, must file a claim for the Tax Credit Amount in the manner described in U.S. Revenue Procedure 80-18, 1980-1 C.B. 623, as modified by U.S. Revenue Procedures 81-58, 1981-2 C.B. 678; 84-60, 1984-2 C.B. 504, and 90-61, 1990-2 C.B. 657. Claims for tax refund must be made within six years of the U.K. year of assessment (generally the 12-month period ending April 5 in each year) in which the related dividend was paid. The first claim by a claimant for a tax credit under these procedures is made by sending the appropriate U.K. form (FD/13) in duplicate to the Director of the Internal Revenue Service Center with which the holder's last U.S. federal income tax return was filed. Forms may be available from the U.S. Internal Revenue Service Assistant Commissioner (International), 950 L'Enfant Plaza South, S.W., Washington, D.C. 20024,
Attention: Taxpayers Service Division. Because a refund claim is not considered made until the U.K. tax authorities receive the appropriate form from the U.S. Internal Revenue Service, forms should be sent to the U.S. Internal Revenue Service well before the end of the applicable limitation period. Any claim by a claimant after the first claim by such a U.S. Holder for payment under these procedures should be filed directly with the U.K. Financial Intermediaries and Claims Office, Fitz Roy House, P.O. Box 46, Nottingham, England, NG2 1BD.

           Under Section 812 of ICTA 1988, the U.K. government has the power to deny the payment of associated U.K. tax credits under the Income Tax Convention to a corporation that controls, directly or indirectly, either alone or together with one or more corporations, which are treated as associated for the purposes of the Income Tax Convention, at least 10% of the voting power of the Company, if it or an "associated company" (as defined in Section 416 ICTA 1988) has a "qualifying presence" (as defined in Section 812 ICTA 1988) in a state in the U.S. which operates a unitary system of corporation taxation. These provisions will come into force only if the U.K. government so determines by statutory instrument. No such instrument has yet been made.

           Subject to the discussion below regarding backup withholding tax, a Non-U.S. Holder of Ordinary Shares or ADSs generally will not be subject to U.S. federal income or withholding tax on dividends received on Ordinary Shares or ADSs, unless such income is effectively connected with the conduct of a trade or business in the U.S. and, in general, in the case of a Non-U.S. Holder entitled to benefits under a tax treaty, attributable to a permanent establishment or fixed base in the U.S.

TAXATION OF CAPITAL GAINS

           A U.S. Holder who is not resident or ordinarily resident in the U.K. for U.K. tax purposes will not be liable for U.K. tax on capital gains realized or accrued on the sale or other disposal of Ordinary Shares or ADSs unless the Ordinary Shares or ADSs are held in connection with a trade, profession or vocation carried on by such U.S. Holder in the U.K. through a branch or agency which constitutes a permanent establishment or fixed base and the Ordinary Shares or ADSs are or have been used, held or acquired for the purposes of such trade, profession or vocation of such branch or agency. A U.S. Holder will be liable for U.S. federal income tax on such gains to the same extent as on any other gains from sales or disposition of stock.

           Assuming that gain on the disposition of Ordinary Shares or ADSs would not be subject to U.K. tax, such gain would be U.S. source income for U.S. foreign tax credit limitation purposes. Deposits and withdrawals of Ordinary Shares by U.S. Holders in exchange for ADSs will not result in the realization of gain or loss for U.K. capital gains tax or U.S. federal income tax purposes. Subject to the discussion below of backup withholding, a Non-U.S. Holder of

Ordinary Shares or ADSs will not be subject to U.S. federal income or withholding tax on gain realized on the sale of Ordinary Shares or ADSs unless
(i) such gain is effectively connected with the conduct by the Non-U.S. Holder of a trade or business in the U.S. and, in general, in the case of a Non-U.S. Holder entitled to benefits under a tax treaty, such gain is attributable to a permanent establishment or fixed base in the U.S. or (ii) in the case of gain realized by an individual Non-U.S. Holder, the Non-U.S. Holder is present in the U.S. for 183 days or more in the taxable year of the sale and certain other conditions are met.

U.S. INFORMATION REPORTING AND BACKUP WITHHOLDING

           U.S. Holders are generally subject to information reporting requirements with respect to dividends paid in the U.S. on Ordinary Shares or ADSs. Under existing regulations, such dividends are not subject to back up withholding. However, under proposed regulations such dividends paid in the United States would be subject to back up withholding. Non-U.S. Holders will not be subject to information reporting or back up withholding with respect to dividends on Ordinary Shares or ADSs, unless payment is made through a paying agent (or office) in the U.S. Non-U.S. Holders generally will be subject to information reporting (and, under proposed regulations, could be subject to back up withholding at a rate of 31%) with respect to the payment within the U.S. of dividends on Ordinary Shares or ADSs, unless the holder provides a taxpayer identification number, certifies to its foreign status, or otherwise establishes an exemption.

           U.S. Holders generally will be subject to information and back up withholding at 31% on proceeds paid from the disposition of Ordinary Shares or ADSs unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption. Non-U.S. Holders generally will be subject to information reporting and back up withholding at a rate of 31% on the payment to or through the U.S. office of a broker, whether domestic or foreign, of proceeds from the disposition of Ordinary Shares or ADSs, unless the holder provides a taxpayer identification number, certifies to its foreign status or otherwise establishes an exemption. Non-U.S. Holders will not be subject to information reporting or back up withholding with respect to the payment by a foreign office of a broker of proceeds from the disposition of Ordinary Shares or ADSs provided, however, that, if the broker is a U.S. person or "U.S. related person," information reporting (but not back up withholding) will apply, unless the broker has documentary evidence in its records of the Non-U.S. Holder's foreign status, the Non-U.S. Holder certifies to its foreign status under penalties of perjury or otherwise establishes an exemption. For this purpose, a "U.S. related person" is a broker or other intermediary that is a controlled foreign corporation for U.S. federal income tax purposes or that is a person 50% or more of the gross income from all sources of which, over a specified three year period, is effectively connected with the conduct of a U.S. trade or business.

           The amount of any back up withholding will be allowed as a credit against such holder's U.S. federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the U.S. Internal Revenue Service.

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS


           The Company generally will be a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for any taxable year (i.e., the period from January 1 to December 31) in which either (a) 75% or more of its gross income is passive income or (b) on average for the taxable year, 50% or more of its assets (measured by U.S. tax basis) produce or are held for the production of passive income. The Internal Revenue Service has indicated that cash balances, even if held as working capital, are considered to be passive assets that produce passive income. As of the date of this Proxy Statement, the Company does not believe it is a PFIC for U.S. federal income tax purposes, and, based on current projections, the Company does not anticipate that it will become a PFIC. No assurance can be given, however, that the Company will not become a PFIC in the future.

           The Company will monitor its status and, promptly following the end of any taxable year, will notify shareholders if it believes that it is properly classified as a PFIC for that taxable year, in which case it will comply with the reporting requirements necessary for U.S. Holders to elect to treat the Company as a "qualified electing fund" (a "QEF election"). If the Company were a PFIC, U.S. Holders of Ordinary Shares or ADSs may suffer unfavourable U.S. federal income tax consequences. This summary does not address the consequences were the Company determined to be a PFIC. U.S. Holders should consult their own tax advisers concerning the U.S. tax consequences of holding Ordinary Shares or ADSs if the Company were considered to be a PFIC, including the consequences of making a QEF election.

U.K. ESTATE AND INHERITANCE TAX

           An Ordinary Share or ADS beneficially owned by an individual U.S. Holder who is domiciled in the U.S. for the purposes of the Estate and Gift Tax Convention and is not domiciled in the U.K. for such purposes is not subject to U.K. inheritance tax on the individual's death or U.K. gift tax on a gift made by the individual during his lifetime except where the Ordinary Share or ADS is part of the business property of a U.K. "permanent establishment" of the individual or pertains to a U.K. "fixed base" of an individual used for the performance of independent personal services. The Estate and Gift Tax Convention generally provides for tax paid in the U.K. to be credited against any tax payable in the U.S. and for tax paid in the U.S. to be credited against any tax payable in the U.K., based on priority rules set forth in that Convention, in a case where an Ordinary Share or ADS is subject both to U.K. inheritance tax and to U.S. federal gift or estate tax. There are special individual rules applying to trusts. Ordinary Shares or ADSs held in a trust created by a U.S. Holder who is not domiciled in the U.K. normally will fall outside the scope of U.K. inheritance tax.

STAMP DUTY AND STAMP DUTY RESERVE TAX

           Stamp duty reserve tax at the then-applicable rate arises upon the deposit with the Depositary of the Ordinary Shares. The current rate of stamp duty reserve tax is (pound)1.50 per (pound)100 (or part thereof). The stamp duty reserve tax on the initial deposit of the Ordinary Shares represented by the ADSs was paid by the Company. On the transfer of further Ordinary Shares to the Depositary, stamp duty reserve tax will be payable by the Depositary and under the Deposit Agreement, holders of ADRs must pay an amount equal to such tax to the Depositary.

           Provided that the instrument of transfer is not executed in the U.K. and remains at all subsequent times outside the U.K., no U.K. stamp duty will be payable on the acquisition or transfer of ADSs evidenced by ADRs, nor will an agreement to transfer ADSs evidenced by ADRs give rise to a liability to stamp duty reserve tax.

           A transfer of Ordinary Shares by the Depositary or its nominee to the beneficial owner of the relevant ADS or its nominee when the beneficial owner is not transferring beneficial ownership will give rise to U.K.
stamp duty at the rate of 50p per transfer.

           Purchasing Ordinary Shares, as opposed to ADSs, will normally give rise to a charge to U.K. stamp duty or stamp duty reserve tax at the rate of 50p per (pound)100 (or part) of the price payable for the Ordinary Shares. Stamp duty and stamp duty reserve tax generally are the liabilities of the purchaser. Where such Ordinary Shares are later transferred to the Depositary's nominee, further stamp duty or stamp duty reserve tax will normally be payable at the rate of (pound)1.50 per (pound)100 (or part thereof) of the value of the Ordinary Shares at the time of transfer. However, where Ordinary Shares being acquired are transferred directly to the Depositary's nominee, the only charge will generally be the higher charge of (pound)1.50 per (pound)100 (or part) of the price payable for the Ordinary Shares so acquired.

           The U.K. government has announced its intention to abolish both stamp duty and stamp duty reserve tax in respect of the transfer of securities from a date which has not yet been announced.

6.         SELECTED FINANCIAL DATA

           The information required by this item is included in the 1996 Annual Report to Shareholders under the heading "Supplementary Financial Information -- Five Year Summary" on page 87 and is incorporated herein by reference.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information required by this item is included in the 1996 Annual Report to Shareholders under the heading "Financial Review" on pages 24 to 31 and is incorporated herein by reference.

8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is included in the 1996 Annual Report to Shareholders under the heading "Financial Statements under U.S. GAAP" on pages 67 through 86 and is incorporated herein by reference.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to executive officers is set forth in Part I under the caption "Executive Officers of the Registrant".

         The information required by this item with respect to directors is included in the Proxy Statement under the headings "Appointment of Directors" and "Compliance with Section 16(a) of the U.S. Securities Exchange Act of 1934" and is incorporated herein by reference.

 11.      EXECUTIVE COMPENSATION

         The information required by this item is included in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the Proxy Statement under the headings "Security Ownership of Principal Shareholders" and "Security Ownership of Directors and Executive Officers" and is incorporated herein by reference.

 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included in the Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.



                                     PART IV

 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.    FINANCIAL STATEMENTS.

Included in Part II, Item 8 of this report (by incorporation by reference to the 1996 Annual Report to Shareholders) are the following:

         Independent Auditors' Report

         Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994

         Consolidated Balance Sheet at December 31, 1996 and 1995

         Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Notes to the Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES.

All schedules are omitted because the required information is not applicable or is included in the financial statements or related notes.

3.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.
         3.1        --     Memorandum of Association of the Company. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         3.2        --     Articles of Association of the Company. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         4.1        --     Amended and Restated Deposit Agreement, dated as of November 30, 1994 (as amended as of October 2, 1995), among the Company, The Bank of New York, as Depositary, and the
                           holders from time to time of American Depositary Receipts issued thereunder.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         4.2        --     Form of American Depositary Receipt (included in Exhibit 4.1).

         4.3        --     Senior Debenture Indenture, dated as of October 3, 1995, between the Company and The
                           Bank of New York, as Trustee. (Incorporated by reference to the Company's 1995 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on April 1,
                           1996).

         4.4        --     Senior Discount Debenture Indenture, dated as of October 3, 1995,  between the Company and The Bank of New York, as Trustee. (Incorporated by reference to the Company's 1995
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on April
                           1, 1996).


         4.5        --     Form of Senior Debenture (included in Exhibit 4.3).

         4.6        --     Form of Senior Discount Debenture (included in Exhibit 4.4).

         4.7        --     Deposit Agreement, dated as of October 3, 1995, between the Company and The Bank of
                           New York, as Book-Entry Depositary. (Incorporated by reference to the Company's 1995
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on April
                           1, 1996).

         10.1       --     Relationship Agreement, dated as of November 22, 1994, by and among Old Telewest, certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.2       --     Shareholders Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.3       --     Registration Rights Agreement, dated October 3, 1995, among the Company, the TCI
                           Affiliate, the U S WEST Affiliates, the SBC Affiliates and the Cox Affiliate.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.4       --     Co-Operation Agreement, dated October 3, 1995, between the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.5       --     Share Dealing Agreement, dated October 3, 1995, among the TCI Affiliate, the U S WEST
                           Affiliates, the Company and the SBC Affiliates. (Incorporated by reference to the
                           Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on April 1, 1996).

         10.6       --     Tax Deed, dated November 22, 1994, between TCI International Holdings, Inc., U S WEST
                           Holdings and Old Telewest. (Incorporated by reference to Old Telewest's 1994 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                           1995).

         10.7       --     Trademark License Agreement, effective as of November 22, 1994, between Old Telewest and U S WEST.  (Incorporated by reference to Old Telewest's 1994 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on March 31, 1995).


         10.8       --     Tradename Agreement, effective as of November 22, 1994, between Old Telewest, TCI and
                           TCI/U S WEST Cable Communications Group. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.9       --     Tax Deed, dated October 3, 1995, among the Company, the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.10      --     Consultant Agreement for Operational Assistance, dated July 17, 1992, among Birmingham
                           Cable Corporation Limited ("BCCL"), Birmingham Cable Limited ("BCL") and Telewest
                           Communications Group Limited ("Telewest CGL"). (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.11      --     Supplemental Agreement, dated April 8, 1994, relating to the Consultant Agreement referred to in Exhibit 10.5 (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April 29,
                           1994, as amended (Registration No. 33-78398)).

         10.12      --     Management Agreement, dated April 25, 1990, among BCCL, BCL, U S WEST Holdings and
                           Comcast Cablevision of Birmingham Inc. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.13      --     Assignment and Amendment Agreement, dated August 5, 1992, relating to the Management
                           Agreement referred to in Exhibit 10.7 (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.14      --     Consultant Agreement, dated August 16, 1989, between Cable London plc and U S WEST
                           Cable Communications Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).



         10.15      --     Consultant Agreement for Technical Assistance, dated July 15, 1992, among Cable
                           Corporation, Windsor Television Limited, Middlesex Cable Limited and Telewest CGL.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.16      --     Cable Affiliation Agreement, dated December 14, 1993, between Cable Programme Partners
                           - Limited Partnership, Telewest CGL and other parties signatory thereto. (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the
                           Securities and Exchange Commission on April 29, 1994, as amended (Registration No.
                           33-78398)).

         10.17      --     Agreement, dated October 1, 1993, among Alan Stewart MacDonald Robinson, Jack Forrest
                           Gill, Raman Subba Row Limited and TUCCI. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.18      --     Co-ownership Agreement, dated March 12, 1990, between U S WEST Holdings and Comcast
                           Cablevision of Birmingham, Inc. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.19      --     Letter, dated April 29, 1992, relating to the Co-ownership Agreement referred to in
                           Exhibit 10.13. (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.20      --     Letter, dated November 27, 1992, relating to the Co-ownership Agreement referred to in
                           Exhibit 10.13.  (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.21      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and an affiliate of U S WEST. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.22      --     Agreement, dated December 4, 1987, between United Cable Television Corporation on behalf of itself and United Artists Communications, Inc. and Trans-Global (U.K.)
                           Limited. (Incorporated by reference to Old Telewest's Registration Statement on Form
                           S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).




         10.23      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and TCI. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
                           31, 1995).

         10.24      --     Novation Agreement relating to Birmingham Cable, dated November 21, 1994, among
                           General Cable, TUCCI, U S WEST Holding and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.25      --     Subscription and Shareholders Agreement, dated January 30, 1995, among Videotron
                           Corporation Limited, United Artists Communications (London South) Limited, Cable
                           London, Elt Acquisition Company Limited, Nynex CableComms Limited, Cable Corporation,
                           London Interconnect Limited, Independent Cable Sales Limited, London Interconnect PPV
                           Limited and London Interconnect Limited. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.26      --     Form of BT Interconnect Agreement, a copy of which was executed by BT and various of the Company's affiliated entites.*

         10.27      --     Interconnection Agreement, dated July 15, 1994, between Mercury and United Artists
                           Communications (Scotland) Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.28      --     Mercury Marketing and Operations Agreement, dated August 10, 1993, between Telewest
                           CGL and Mercury. (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)). **

         10.29      --     Letter Agreement, dated August 23, 1995, between SBCC and Mercury. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended). ***



         10.30      --     Programming Agreement, dated June 30, 1995, among British Sky Broadcasting Limited,
                           British Sky Broadcasting Group plc and Old Telewest. (Incorporated by reference to Old
                           Telewest's Quarterly Report on Form 10-Q for the six months ended June 30, 1995).***

         10.31      --     General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited. (Incorporated by
                           reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).**

         10.32      --     Purchase Agreement, dated August 27, 1993, between Southwestern Bell International
                           Holdings and GPT Limited. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on September
                           22, 1995, as amended).

         10.33      --     Network Services Center Agreement, dated May 16, 1994, among Telewest CGL, BCCL, Cable
                           London, and certain other signatories thereto. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.34      --     The Old Telewest Restricted Share Scheme. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.35      --     The Telewest 1995 Restricted Share Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.36      --     The Old Telewest Sharesave Scheme. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
                           31, 1995).

         10.37      --     The Telewest 1995 Sharesave Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.38      --     The Old Telewest Executive Share Option Scheme No. 1. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.39      --     The Telewest 1995 Executive Share Option Scheme No. 1. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).



         10.40      --     The Old Telewest Executive Share Option Scheme No. 2. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.41       --    The Telewest 1995 Executive Share Option Scheme No. 2. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.42       --    The Old Telewest Share Participation Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.43      --     The Telewest 1995 Share Participation Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and Exchange
                           Commission on September 22, 1995, as amended).

         10.44      --     Executive Secondment Agreement, dated November 21, 1994, between
                           U S WEST Overseas and Telewest CGL (identical
                           agreements were entered into between an affiliate of
                           TCI and Telewest CGL). (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed
                           with the Securities and Exchange Commission on March
                           31, 1995).

         10.45      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the SBC Affiliates. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995,
                           as amended).

         10.46      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the Cox Affiliate. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995,
                           as amended).
         10.47      --     Employment Agreement, dated November 21, 1994, between Alan Michels and Telewest CGL.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.48      --     Letter dated December 23, 1996, between Alan Michels and Telewest CGL.*



         10.49      --     Employment Agreement, dated November 21, 1994, between Stephen J. Davidson and
                           Telewest CGL. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.50      --     Employment Agreement, effective December 1, 1992, between Lynn C. Rexroth and U S WEST
                           Overseas Operations, Inc. ("U S WEST Overseas").  (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.51      --     Letter of Understanding, dated January 10, 1996, between Lynn C. Rexroth and U S WEST
                           Overseas. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.51.1    --     Addendum to the Letters of Understanding, dated August 28, 1996, between Lynn C.
                           Rexroth and U S WEST Overseas.*

         10.52      --     Employment Agreement, dated May 6, 1994, between Simeon Galpert and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.53      --     Employment Agreement, dated March 7, 1996, between Roger Wilson and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.54      --     Employment Agreement, dated February 16, 1996, between Bruce Langham and the Telewest
                           CGL.*

         10.55      --     Letter Agreement, dated September 30, 1996, between Bruce Langham and Telewest CGL.*

         10.56      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the Company and Anthony W.P. Stenham. *

         10.57      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the Company and Sir Gordon Borrie QC. *

         10.58      --     Non-Executive Directors Appointment Letter, dated August 1, 1995, between the Company and Lord Griffiths of Fforestfach. *



         10.59      --     Loan Agreement, by and among Telewest Communications Networks Limited, as borrower,
                           The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, NatWest
                           Markets and The Toronto-Dominion Bank, as arrangers, and CIBC Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to an Amendment
                           Agreement, dated as of May 31, 1996 and a Second Amendment Agreement, dated as of
                           August 2, 1996.  (Incorporated by reference to the Company's Quarterly Report on Form
                           10-Q for the six months ended June 30, 1996).

         13         --     The Company's 1996 Annual Report to Shareholders (only those portions of the Company's
                           1996 Annual Report specifically incorporated by reference herein shall be deemed filed by the Company herewith). *

         21         --     List of Subsidiaries of the Company.  *

         27         --     Financial Data Schedule. *

         99         --     Only those portions of the Company's 1997 Proxy Statement expressly incorporated by reference herein shall be deemed filed by the Company herewith.


_________________________

*          Filed herewith

** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     Telewest Communications plc


                                     By: /S/ STEPHEN J. DAVIDSON
                                        ---------------------------
                                        Name:   Stephen J. Davidson
                                        Title:    Chief Executive Officer



                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS THAT EACH INDIVIDUAL WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS STEPHEN J. DAVIDSON AND CHARLES BURDICK, AND EACH OF THEM, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN THIS REPORT AND ANY AND ALL AMENDMENTS TO THIS REPORT, AND TO FILE THE SAME WITH ALL EXHIBITS THERETO, AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR THEIR OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature                                             Title                                         Date
---------                                             -----                                         ----
/S/ A. GARY AMES                                      Director                                      March 24, 1997
------------------------------------------------
A. Gary Ames

/ S/ JOHN H. ATTERBURY III                            Director                                      March 24, 1997
------------------------------------------------
John H. Atterbury III




Signature                                             Title                                         Date
---------                                             -----                                         ----
/S/ LORD BORRIE                                       Director                                      March 25, 1997
------------------------------------------------
Lord Borrie

/S/ LORD GRIFFITHS OF FFORESTFACH                     Director                                      March 25, 1997
------------------------------------------------
Lord Griffiths of Fforestfach

/S/ CHARLES M. LILLIS                                 Director                                      March 25, 1997
------------------------------------------------
Charles M. Lillis

                                                      Director
------------------------------------------------
James O. Robbins

/S/ ADAM N. SINGER                                    Director                                      March 25, 1997
------------------------------------------------
Adam N. Singer

/S/ ANTHONY W.P. STENHAM                              Director                                      March 24, 1997
------------------------------------------------
Anthony W. P. Stenham

                                                      Director
------------------------------------------------
Fred A. Vierra

/S/ STEPHEN J. DAVIDSON                               Director and Chief Executive Officer          March 25, 1997
------------------------------------------------      (Principal Executive Officer)
Stephen J. Davidson

/S/ CHARLES BURDICK                                   Director and Chief Financial Officer          March 25, 1997
------------------------------------------------     (Principal Financial and Accounting Officer)
Charles Burdick


                                 EXHIBIT INDEX
                                 -------------



Exhibits No.                  Description
------------                  -----------
         3.1        --     Memorandum of Association of the Company. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         3.2        --     Articles of Association of the Company. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         4.1        --     Amended and Restated Deposit Agreement, dated as of November 30, 1994 (as amended as of October 2, 1995), among the Company, The Bank of New York, as Depositary, and the
                           holders from time to time of American Depositary Receipts issued thereunder.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         4.2        --     Form of American Depositary Receipt (included in Exhibit 4.1).

         4.3        --     Senior Debenture Indenture, dated as of October 3, 1995, between the Company and The
                           Bank of New York, as Trustee. (Incorporated by reference to the Company's 1995 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on April 1,
                           1996).

         4.4        --     Senior Discount Debenture Indenture, dated as of October 3, 1995,  between the Company and The Bank of New York, as Trustee. (Incorporated by reference to the Company's 1995
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on April
                           1, 1996).


         4.5        --     Form of Senior Debenture (included in Exhibit 4.3).

         4.6        --     Form of Senior Discount Debenture (included in Exhibit 4.4).

         4.7        --     Deposit Agreement, dated as of October 3, 1995, between the Company and The Bank of
                           New York, as Book-Entry Depositary. (Incorporated by reference to the Company's 1995
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on April
                           1, 1996).

         10.1       --     Relationship Agreement, dated as of November 22, 1994, by and among Old Telewest, certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.2       --     Shareholders Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.3       --     Registration Rights Agreement, dated October 3, 1995, among the Company, the TCI
                           Affiliate, the U S WEST Affiliates, the SBC Affiliates and the Cox Affiliate.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.4       --     Co-Operation Agreement, dated October 3, 1995, between the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.5       --     Share Dealing Agreement, dated October 3, 1995, among the TCI Affiliate, the U S WEST
                           Affiliates, the Company and the SBC Affiliates. (Incorporated by reference to the
                           Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on April 1, 1996).

         10.6       --     Tax Deed, dated November 22, 1994, between TCI International Holdings, Inc., U S WEST
                           Holdings and Old Telewest. (Incorporated by reference to Old Telewest's 1994 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                           1995).

         10.7       --     Trademark License Agreement, effective as of November 22, 1994, between Old Telewest and U S WEST.  (Incorporated by reference to Old Telewest's 1994 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on March 31, 1995).



         10.8       --     Tradename Agreement, effective as of November 22, 1994, between Old Telewest, TCI and
                           TCI/U S WEST Cable Communications Group. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.9       --     Tax Deed, dated October 3, 1995, among the Company, the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.10      --     Consultant Agreement for Operational Assistance, dated July 17, 1992, among Birmingham
                           Cable Corporation Limited ("BCCL"), Birmingham Cable Limited ("BCL") and Telewest
                           Communications Group Limited ("Telewest CGL"). (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.11      --     Supplemental Agreement, dated April 8, 1994, relating to the Consultant Agreement referred to in Exhibit 10.5 (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April 29,
                           1994, as amended (Registration No. 33-78398)).

         10.12      --     Management Agreement, dated April 25, 1990, among BCCL, BCL, U S WEST Holdings and
                           Comcast Cablevision of Birmingham Inc. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.13      --     Assignment and Amendment Agreement, dated August 5, 1992, relating to the Management
                           Agreement referred to in Exhibit 10.7 (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.14      --     Consultant Agreement, dated August 16, 1989, between Cable London plc and U S WEST
                           Cable Communications Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).


         10.15      --     Consultant Agreement for Technical Assistance, dated July 15, 1992, among Cable
                           Corporation, Windsor Television Limited, Middlesex Cable Limited and Telewest CGL.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.16      --     Cable Affiliation Agreement, dated December 14, 1993, between Cable Programme Partners
                           - Limited Partnership, Telewest CGL and other parties signatory thereto. (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the
                           Securities and Exchange Commission on April 29, 1994, as amended (Registration No.
                           33-78398)).

         10.17      --     Agreement, dated October 1, 1993, among Alan Stewart MacDonald Robinson, Jack Forrest
                           Gill, Raman Subba Row Limited and TUCCI. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.18      --     Co-ownership Agreement, dated March 12, 1990, between U S WEST Holdings and Comcast
                           Cablevision of Birmingham, Inc. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.19      --     Letter, dated April 29, 1992, relating to the Co-ownership Agreement referred to in
                           Exhibit 10.13. (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.20      --     Letter, dated November 27, 1992, relating to the Co-ownership Agreement referred to in
                           Exhibit 10.13.  (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.21      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and an affiliate of U S WEST. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.22      --     Agreement, dated December 4, 1987, between United Cable Television Corporation on behalf of itself and United Artists Communications, Inc. and Trans-Global (U.K.)
                           Limited. (Incorporated by reference to Old Telewest's Registration Statement on Form
                           S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).


         10.23      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and TCI. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
                           31, 1995).

         10.24      --     Novation Agreement relating to Birmingham Cable, dated November 21, 1994, among
                           General Cable, TUCCI, U S WEST Holding and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.25      --     Subscription and Shareholders Agreement, dated January 30, 1995, among Videotron
                           Corporation Limited, United Artists Communications (London South) Limited, Cable
                           London, Elt Acquisition Company Limited, Nynex CableComms Limited, Cable Corporation,
                           London Interconnect Limited, Independent Cable Sales Limited, London Interconnect PPV
                           Limited and London Interconnect Limited. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.26      --     Form of BT Interconnect Agreement, a copy of which was executed by BT and various of the Company's affiliated entites.*

         10.27      --     Interconnection Agreement, dated July 15, 1994, between Mercury and United Artists
                           Communications (Scotland) Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.28      --     Mercury Marketing and Operations Agreement, dated August 10, 1993, between Telewest
                           CGL and Mercury. (Incorporated by reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)). **

         10.29      --     Letter Agreement, dated August 23, 1995, between SBCC and Mercury. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended). ***


         10.30      --     Programming Agreement, dated June 30, 1995, among British Sky Broadcasting Limited,
                           British Sky Broadcasting Group plc and Old Telewest. (Incorporated by reference to Old
                           Telewest's Quarterly Report on Form 10-Q for the six months ended June 30, 1995).***

         10.31      --     General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited. (Incorporated by
                           reference to Old Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).**

         10.32      --     Purchase Agreement, dated August 27, 1993, between Southwestern Bell International
                           Holdings and GPT Limited. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on September
                           22, 1995, as amended).

         10.33      --     Network Services Center Agreement, dated May 16, 1994, among Telewest CGL, BCCL, Cable
                           London, and certain other signatories thereto. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.34      --     The Old Telewest Restricted Share Scheme. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.35      --     The Telewest 1995 Restricted Share Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.36      --     The Old Telewest Sharesave Scheme. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
                           31, 1995).

         10.37      --     The Telewest 1995 Sharesave Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995, as amended).

         10.38      --     The Old Telewest Executive Share Option Scheme No. 1. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.39      --     The Telewest 1995 Executive Share Option Scheme No. 1. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).


         10.40      --     The Old Telewest Executive Share Option Scheme No. 2. (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.41       --    The Telewest 1995 Executive Share Option Scheme No. 2. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.42       --    The Old Telewest Share Participation Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.43      --     The Telewest 1995 Share Participation Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and Exchange
                           Commission on September 22, 1995, as amended).

         10.44      --     Executive Secondment Agreement, dated November 21, 1994, between
                           U S WEST Overseas and Telewest CGL (identical
                           agreements were entered into between an affiliate of
                           TCI and Telewest CGL). (Incorporated by reference to
                           Old Telewest's 1994 Annual Report on Form 10-K filed
                           with the Securities and Exchange Commission on March
                           31, 1995).

         10.45      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the SBC Affiliates. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995,
                           as amended).

         10.46      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the Cox Affiliate. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on September 22, 1995,
                           as amended).
         10.47      --     Employment Agreement, dated November 21, 1994, between Alan Michels and Telewest CGL.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.48      --     Letter dated December 23, 1996, between Alan Michels and Telewest CGL.*


         10.49      --     Employment Agreement, dated November 21, 1994, between Stephen J. Davidson and
                           Telewest CGL. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.50      --     Employment Agreement, effective December 1, 1992, between Lynn C. Rexroth and U S WEST
                           Overseas Operations, Inc. ("U S WEST Overseas").  (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.51      --     Letter of Understanding, dated January 10, 1996, between Lynn C. Rexroth and U S WEST
                           Overseas. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.51.1    --     Addendum to the Letters of Understanding, dated August 28, 1996, between Lynn C.
                           Rexroth and U S WEST Overseas.*

         10.52      --     Employment Agreement, dated May 6, 1994, between Simeon Galpert and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.53      --     Employment Agreement, dated March 7, 1996, between Roger Wilson and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.54      --     Employment Agreement, dated February 16, 1996, between Bruce Langham and the Telewest
                           CGL.*

         10.55      --     Letter Agreement, dated September 30, 1996, between Bruce Langham and Telewest CGL.*

         10.56      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the Company and Anthony W.P. Stenham. *

         10.57      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the Company and Sir Gordon Borrie QC. *

         10.58      --     Non-Executive Directors Appointment Letter, dated August 1, 1995, between the Company and Lord Griffiths of Fforestfach. *


         10.59      --     Loan Agreement, by and among Telewest Communications Networks Limited, as borrower,
                           The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, NatWest
                           Markets and The Toronto-Dominion Bank, as arrangers, and CIBC Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to an Amendment
                           Agreement, dated as of May 31, 1996 and a Second Amendment Agreement, dated as of
                           August 2, 1996.  (Incorporated by reference to the Company's Quarterly Report on Form
                           10-Q for the six months ended June 30, 1996).

         13         --     The Company's 1996 Annual Report to Shareholders (only those portions of the Company's
                           1996 Annual Report specifically incorporated by reference herein shall be deemed filed by the Company herewith). *

         21         --     List of Subsidiaries of the Company.  *

         27         --     Financial Data Schedule. *

         99         --     Only those portions of the Company's 1997 Proxy Statement expressly incorporated by reference herein shall be deemed filed by the Company herewith.

_________________________

*          Filed herewith

** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.