Form 10-Q
period 1997-03-31
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1997-05-15
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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


At May 12, 1997, 927,567,600 ordinary shares of 10p each were outstanding.

                       PART 1 ------ FINANCIAL INFORMATION

ITEM 1 ------ FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------
TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  3 months           3 months          3 months
                                                                                     ended              ended             ended
                                                                                 March 31,          March 31,         March 31,
                                                                                      1997               1997              1996
                                                                                   (note 1)
REVENUE
Cable television                                                               $    62,669  (pound)    38,101  (pound)   28,073
Telephony - residential                                                             65,256             39,674            27,975
Telephony - business                                                                15,275              9,287             7,178
Other ((pound)377 and(pound)407 in 1997 and 1996,
 respectively, from related parties)                                                 5,474              3,328             1,934
                                                                                -----------        -----------        ----------
                                                                                   148,674             90,390            65,160
                                                                                -----------        -----------        ----------

OPERATING COSTS AND EXPENSES

Programming                                                                        (38,156)           (23,198)          (15,294)
Telephony                                                                          (23,651)           (14,379)          (12,233)
Selling, general, and administrative (including
 (pound)341 and (pound)710 in 1997
 and 1996, respectively,  to related parties)                                      (74,886)           (45,529)          (41,381)
Depreciation                                                                       (61,608)           (37,456)          (26,064)
Amortization of goodwill                                                           (10,846)            (6,594)           (6,445)
                                                                                -----------        -----------        ----------
                                                                                  (209,147)          (127,156)         (101,417)
                                                                                -----------        -----------        ----------


OPERATING LOSS                                                                     (60,473)           (36,766)          (36,257)


OTHER INCOME/(EXPENSE)

Interest income((pound)415 and(pound)432 in 1997 and 1996, respectively,
 from related parties)                                                               3,885              2,362             6,816
Interest expense                                                                   (49,860)           (30,314)          (23,986)
Foreign exchange losses, net                                                       (39,684)           (24,127)          (16,666)
Share of net losses of affiliates                                                   (8,188)            (4,978)           (3,557)
Gain on disposal of assets                                                             199                121                39
Minority interests in profits of consolidated subsidiaries, net                       (192)              (117)              (17)
                                                                                -----------        -----------        ----------
LOSS BEFORE INCOME TAXES                                                          (154,313)           (93,819)          (73,628)

Income tax expense                                                                    (105)               (64)              (19)
                                                                                -----------        -----------        ----------
NET LOSS                                                                      $   (154,418) (pound)   (93,883) (pound)  (73,647)
                                                                                ===========        ===========        ==========
LOSS PER ORDINARY SHARE (DOLLARS/POUNDS) (NOTE 6)                             $      (0.17) (pound)     (0.10) (pound)    (0.08)
                                                                                ===========        ===========        ==========


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31,          March 31,         December 31,
                                                                                     1997               1997                 1996
                                                                                  (note 1)
ASSETS


Cash and cash equivalents                                                   $     175,668  (pound)   106,802  (pound)      79,116
Trade receivables (net of allowance for doubtful accounts of
         (pound)6,292 and(pound)5,405)                                             65,098             39,578               29,305
Other  receivables                                                                 57,881             35,190               32,394
Prepaid expenses                                                                    8,209              4,991                5,168
Investments in affiliates, accounted for under the equity method, and
          related receivables                                                     116,738             70,974               69,420
Other investments, at cost                                                         42,967             26,123               25,666
Property and equipment (less accumulated depreciation of
          (pound)347,693 and(pound)308,240)                                     2,500,634          1,520,327            1,447,194
Goodwill (less accumulated amortization of(pound)44,501 and(pound)37,907)         797,228            484,696              491,290
Other assets (less accumulated amortization of(pound)5,362 and(pound)4,162)       102,307             62,200               62,387
                                                                              ------------        -----------        -------------
TOTAL ASSETS                                                                $   3,866,730  (pound) 2,350,881  (pound)   2,241,940
                                                                              ============        ===========        =============



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                            $      59,404  (pound)    36,116  (pound)      46,855
Other liabilities                                                                 330,026            200,648              190,200
Debt                                                                            1,773,336          1,078,147              879,351
Capital lease obligations                                                          95,780             58,232               54,390
                                                                              ------------        -----------        -------------
TOTAL LIABILITIES                                                               2,258,546          1,373,143            1,170,796
                                                                              ------------        -----------        -------------
Minority interests                                                                    763                464                  347
                                                                              ------------        -----------        -------------

SHAREHOLDERS' EQUITY
Convertible preference shares, 10 pence par value;
          661,000,000 shares authorized, and
          496,066,708 shares issued and outstanding                                81,594             49,607               49,607
Ordinary shares, 10 pence par value;
          2,010,000,000 shares authorized, and
          927,567,600 shares issued and outstanding                               152,567             92,757               92,757
Additional paid-in capital                                                      2,192,333          1,332,887            1,332,887
Accumulated deficit                                                              (815,806)          (495,991)            (402,108)
                                                                              ------------        -----------        -------------
                                                                                1,610,688            979,260            1,073,143
Ordinary shares held in trust for the Telewest Restricted Share Scheme             (3,267)            (1,986)              (2,346)
                                                                              ------------        -----------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                      1,607,421            977,274            1,070,797
                                                                              ------------        -----------        -------------

Commitments and contingencies (note 7)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,866,730  (pound) 2,350,881  (pound)   2,241,940
                                                                              ============        ===========        =============



See accompanying notes to the unaudited condensed consolidated financial statements.


TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                         Three months            Three months           Three months
                                                                                ended                  ended                   ended
                                                                            March 31,              March 31,               March 31,
                                                                                 1997                   1997                    1996
                                                                              (note 1)

CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                      $     (154,419)   (pound)    (93,883)   (pound)     (73,647)

         Adjustments to reconcile net loss to net cash
             (used in)/provided by operating activities:
             Depreciation                                                      61,608                37,456                 26,064
             Amortization of goodwill                                          10,846                 6,594                  6,445
             Amortization of deferred financing costs and issue
                 discount on senior discount debentures                        30,060                18,276                 16,899
             Unrealized loss on foreign currency translation                   39,136                23,794                 16,666
             Share of losses of affiliates                                      8,188                 4,978                  3,557
             Gain on disposals of assets                                         (199)                 (121)                   (39)
             Minority interests in profits                                        192                   117                     17
         Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
             Change in receivables                                            (19,002)              (11,553)                (5,812)
             Change in prepaid expenses                                           275                   167                   (237)
             Change in accounts payable                                       (24,728)              (15,034)                (6,406)
             Change in other liabilities                                       13,119                 7,976                 19,718
                                                                         -------------          ------------          -------------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                           (34,924)              (21,233)                 3,225
                                                                         -------------          ------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash paid for property and equipment                                (152,340)              (92,619)               (74,714)
         Cash paid for acquisition of subsidiaries                                  -                     -                (14,098)
         Additional investments in and loans to affiliates                    (13,989)               (8,505)                     -
         Proceeds from disposals of assets                                      1,643                   999                    559
                                                                         -------------          ------------          -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (164,686)             (100,125)               (88,253)
                                                                         -------------          ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from borrowings                                             246,720               150,000                      -
         Cash paid for debenture issue costs                                        -                     -                   (549)
         Capital element of finance lease repayments                           (1,678)               (1,020)                  (618)
                                                                         -------------          ------------          -------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                           245,042               148,980                 (1,167)
                                                                         -------------          ------------          -------------


NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                           45,432                27,622                (86,195)

         Effect of exchange rate changes on cash and                              105                    64                    877
             cash equivalents

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              130,130                79,116                464,818
                                                                         -------------          ------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      175,667    (pound)    106,802    (pound)     379,500
                                                                         =============          ============          =============




See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------

                                     CONVERTIBLE                                     ADDITIONAL
                                      PREFERENCE     ORDINARY     SHARES HELD           PAID-IN     ACCUMULATED
                                          SHARES       SHARES        IN TRUST           CAPITAL         DEFICIT           TOTAL

BALANCE AT  DECEMBER 31, 1996     (pound) 49,607 (pound)92,757  (pound)(2,346) (pound)1,332,887 (pound)(402,108) (POUND)1,070,797


Accrued employee compensation
   relating to the Telewest
   Restricted Share Scheme                     -            -             360                -                -              360

Net loss for the period to
   March 31, 1997                              -            -               -                -          (93,883)         (93,883)
                                    --------------------------------------------------------------------------------------------
BALANCE AT  MARCH 31, 1997        (pound) 49,607 (pound)92,757  (pound)(1,986) (pound)1,332,887 (pound)(495,991) (POUND) 977,274
                                    ============================================================================================

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

      The economic environment in which the Company operates is the United Kingdom ("UK") and hence its reporting currency is Pounds Sterling ("(pound)"). Merely for convenience, the financial statements contain translations of certain pounds sterling amounts into US dollars at $1.6448 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1997. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

2.    RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

      The condensed consolidated financial statements as of and for the periods ended March 31, 1996 and 1997 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "1996 Annual Report").

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

      The foreign currency option and the Foreign Currency Swaps are recorded on the balance sheet in "other assets" or "other liabilities" at their fair value at the reporting period, with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

      Interest rate swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method. Net income or expense resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accruals basis.

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    DEPRECIATION

      The Company regularly reviews the estimated useful lives of its property and equipment. In 1996, the estimated useful lives of cable and ducting and system electronics assets were reassessed and, with effect from January 1, 1996, were changed from 25-30 years and 10 years to 20 years and 8 years, respectively. The net book value of these assets is being written-off over their revised estimated remaining lives.

      The impact of the change in estimated useful lives of these assets for the year ended 31 December 1996 was to increase the depreciation charge for the year from (pound)110,233,000 to (pound)129,716,000. A large proportion of this increase in the depreciation charge was accounted for in the fourth quarter 1996, however, had the change been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the first quarter would have increased by (pound)2,100,000.

5.    CAPITALIZATION OF LABOR AND OVERHEADS

      The Company regularly reviews the estimates used in calculating the capitalizable labor and overhead costs which relate to the construction of its cable network. In 1996, the Company revised these estimates and the impact of this revision was to increase the capitalization of labor and overhead costs during the year from (pound)38,812,000 to (pound)54,019,000. The impact of the revision was accounted for entirely in the fourth quarter of 1996, however, had the revision been accounted for with effect from the first quarter 1996, selling, general, and administrative expenses for the first quarter would have decreased by (pound)3,400,000.

6.    LOSS PER ORDINARY SHARE

      Loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 927,567,600 and 919,963,400 for the three month periods ended March 31, 1997 and 1996, respectively.

7.    COMMITMENTS AND CONTINGENCIES

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial review contained in the 1996 Annual Report.

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and others as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses; the ability of the Company to respond to changes or increases in competition and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment; and the performance of Birmingham Cable Corporation Limited, Cable London plc, and The Cable Corporation Limited (together "the Affiliated Companies"), which are not controlled by the Company.

SUMMARY OF OPERATIONS (THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997)

The Company's consolidated revenue increased by (pound)25.2 million or 39% from (pound)65.2 million in the first quarter 1996 to (pound)90.4 million in the first quarter 1997 primarily due to the larger customer base created by the Company's continuing network construction.

CABLE TELEVISION REVENUE

Cable television revenue increased by 36% from (pound)28.1 million in the first quarter ended 1996 to (pound)38.1 million in the first quarter 1997. The increase was primarily attributable to a 32% increase (from 404,403 to 533,648) in the average number of customers in the first quarter 1997 compared to the corresponding period in 1996. The increase in the average number of customers results from primarily an increase in the number of homes passed and marketed from 1,905,593 at March 31, 1996 to 2,439,377 at March 31, 1997.

Penetration decreased slightly from 22.6% as at December 31, 1996 to 22.2% as at March 31, 1997 and from 21.9% as at December 31, 1995 to 21.6% as at March 31, 1996. Churn decreased from 38.7% in the first quarter 1996 to 34.3% in the first quarter 1997 and from 38.0% in the twelve-month period ended March 31, 1996 to 32.6% in the twelve month period ended March 31, 1997.

Prior to April 1, 1996, the Company had calculated churn by including in the total of those customers who disconnect within the period, those who transfer their cable television/residential telephony service from one premise to another within an owned and operated Company franchise. While this had no effect on the calculation of penetration, which is based on period end figures, it has meant that churn has been overstated. Like other companies within the UK cable industry, and with effect from April 1, 1996, the Company has calculated churn to exclude those customers who so transfer their service. For the purposes of comparison, the churn rates above for the period ended March 31, 1996 have been restated to exclude transfers.

Average monthly revenue per cable television customer increased by 2% from (pound)23.12 in the first quarter 1996 to (pound)23.57 in the first quarter 1997 primarily due to a decrease in the first quarter 1997 in promotional discounts offered by the Company.

TELEPHONY REVENUE

Telephony revenue increased by 39% from (pound)35.2 million in the first quarter 1996 to (pound)49.0 million in the first quarter 1997.

Residential telephony revenue increased by 42% from (pound)28.0 million in the first quarter 1996 to (pound)39.7 million in the first quarter 1997. Business telephony revenue increased by 29% from (pound)7.2 million in the first quarter 1996 to (pound)9.3 million in the first quarter 1997.

The increase in residential telephony revenue in the first quarter 1997 compared to the first quarter 1996 was primarily due to a 45% increase (from 448,285 to 651,035) in the average number of residential lines, which was partially offset by a 2% decrease in the average monthly revenue per residential line from (pound)20.78 in the first quarter 1996 to (pound)20.31 in the first quarter 1997. The increase in the average number of residential lines results from primarily an increase in the number of homes passed and marketed (from 1,742,632 at March 31, 1996 to 2,377,511 at March 31, 1997) and from increased penetration. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and expects the revenue impact of these reductions to be mitigated through higher line rentals, increased call volumes, and sales of value added services such as call waiting and voice messaging.

Residential telephony penetration increased from 27.5% at December 31, 1996 to 28.2% at March 31, 1997 and from 26.0% at December 31, 1995 to 26.7% at March 31, 1996. Churn per line decreased from 20.7% in the first quarter 1996 to 19.8% in the first quarter 1997. Churn per line remained stable at 19.5% for both twelve-month periods ended March 31, 1997 and March 31, 1996.

As set out above in the discussion of cable television revenue, the Company has modified its calculation of churn to exclude from such calculation those customers who transfer their service within an owned and operated Company franchise. For the purposes of comparison, the churn rates above for the period ended March 31, 1996 have been restated to exclude transfers.

The increase in business telephony revenue in the first quarter 1997 compared to the first quarter 1996 was attributable to a 66% increase (from 42,575 to 70,871) in the average number of business telephony lines, which was partially offset by a 22% decrease (from (pound)56.16 to (pound)43.68) in the average monthly revenue per business line. The increase in the average number of business telephony lines was attributable to a 27% increase in the number of business premises passed and marketed (from 84,252 at March 31, 1996 to 107,491 at March 31, 1997) and to an increased focus on marketing services to larger businesses which generally purchase more lines. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges and increased sales of Centrex, a new business telecommunications product which provides more lines to customers but which has a lower average monthly revenue per line.

Other revenue increased by 72% from (pound)1.9 million in the first quarter 1996 to (pound)3.3 million in the first quarter 1997, and is derived primarily from management services provided to Affiliated Companies, internet sales, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses (which include direct costs of programming and interconnection; selling, general and administrative expenses; depreciation expense and amortization expense) increased by 25% from (pound)101.4 million in the first quarter 1996 to (pound)127.2 million in the first quarter 1997.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 54% in the first quarter 1996 to 61% in the first quarter 1997, principally as a result of increases in programming costs for certain channels and an increase in the number of channels included in the basic cable televsion package, with no increase in the price charged to customers.

Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. As a percentage of telephony revenue, telephony operating costs decreased from 35% in the first quarter 1996 to 29% in the first quarter ended 1997 as line rental income, which incurs no third party cost, represented a larger proportion of total average revenue per line in 1997 than in 1996. Interconnection charges in 1997 also were reduced by the continuing reduction in interconnection charges by BT and by credits relating to interconnection charges of earlier periods which have been calculated based on revised estimates of prevailing interconnection charges in the UK.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 64% in the first quarter 1996 to 50% for the corresponding period in 1997. The decrease is largely due to reductions in support costs as the Company benefits from the economies of scale resulting from its enlarged operations. The remainder of the decrease is the result of revising, with effect from January 1, 1996, the estimates used in calculating the proportion of labor and overhead costs which is capitalized as a network asset. The impact of the revision was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, selling, general and administrative expenses for the first quarter 1996 would have been reduced by approximately (pound)3.4 million. Total labor and overhead costs capitalized in the first quarter 1997 were (pound)19.5 million compared to (pound)9.1 million in the first quarter 1996. The Company expects that its selling, general and administrative expenses will continue to decline as a percentage of revenue as revenues increase and the efficiency gains of its fixed cost base are increasingly exploited.

Depreciation expense increased 44% from (pound)26.1 million in the first quarter 1996 to (pound)37.5 million in the first quarter 1997. This increase was attributable to capital expenditure associated with the Company's continuing construction activities and, with effect from January 1, 1996, the revision of the estimated useful lives of cable and ducting assets from 25 years to 20 years. The effect of this revision on depreciation expense was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the first quarter 1996 would have increased by approximately (pound)2.1 million.

Amortization expense increased slightly from (pound)6.4 million in the first quarter 1996 to (pound)6.6 million in the first quarter 1997.

OTHER INCOME/(EXPENSE)

The Company's share of the net losses of its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, increased from (pound)3.6 million in the first quarter 1996 to (pound)5.0 million for the first quarter 1997.

Financial expenses, net, consist primarily of interest expense of (pound)30.3 million ((pound)24.0 million in the first quarter 1996) and foreign exchange losses of (pound)24.1 million in the first quarter 1997 ((pound)16.7 million in the first quarter 1996) offset in part by interest income earned on short-term investments and loans to Affiliated Companies of (pound)2.4 million ((pound)6.8 million in the first quarter 1996). Interest expense increased by (pound)6.3 million in the first quarter 1997 primarily as a result of the interest expense relating to the Senior Secured Facility (as defined below) entered into in May 1996 and higher accrued interest expense on the Senior Discount Debentures (as defined below) issued by the Company in October 1995. The foreign exchange losses arise principally from the re-translation of the US Dollar denominated debentures to Pounds Sterling using the March 31, 1997 exchange rate and marking the associated hedging instruments to their market value at March 31, 1997. It is the Company's policy to hedge non-Sterling denominated borrowings to reduce or eliminate exchange rate exposure.




LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1996, the Company (through a directly wholly owned subsidiary) entered into a (pound)1.2 billion senior secured credit facility with a syndicate of banks (the "Senior Secured Facility"). The Senior Secured Facility is being used to finance the capital expenditure, working capital requirements and other permitted related activities for the construction and operation of directly or indirectly wholly owned telephony and television franchises of the Company; to fund the payment of cash interest on the Senior Debentures and Senior Discount Debentures (as defined below); to fund the repayment of existing secured borrowings of the Company in respect of the London South and South West Regional Franchise Areas; to fund loans to or investments in Affiliated Companies; to fund the acquisition, and subsequent construction, of local delivery operators/franchises; and to refinance advances and the payment of interest, fees and expenses in respect of the Senior Secured Facility.

The Senior Secured Facility is divided into two tranches, the first, Tranche A, is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998, with full repayment by December 31, 1998. The second tranche, Tranche B, is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. Borrowings under the Senior Secured Facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein. The failure to comply with such covenants could result, in extremis, in all such amounts outstanding under the facility becoming due and payable. As at March 31, 1997, the Company has drawn down (pound)150 million and (pound)100 million under Tranche A and Tranche B, respectively.

The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at March 31, 1997, the aggregate notional principal amount of the swaps was (pound)200 million.

On October 3, 1995, the Company raised (pound)734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually and commenced on April 1, 1996. Interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. The proceeds of the issue were used by the Company to fund general working capital, capital expenditures, additional investments in Affiliated Companies to repay a credit facility entered into by a directly wholly owned subsidiary and to purchase the currency hedge arrangements described below.

The Company's principal hedge instruments are a combined foreign currency and interest rate swap ("Foreign Currency Swap") and a foreign currency option. The Foreign Currency Swap fully hedges against adverse exchange rate fluctuations on the principal amount of the Senior Debentures and the associated interest payments. The foreign currency option provides protection against exchange rate fluctuations on the Senior Discount Debentures below a rate of $1.452:(pound)1, and allows the Company to benefit from positive exchange rate movements. Both hedging instruments provide protection up to October 1, 2000, the early redemption date of the Senior Debentures and the Senior Discount Debentures.

The Company's results may be materially influenced by future exchange rate movements, particularly in the US GAAP financial statements, due to the requirement that the hedge instruments are marked to their market value at the end of the financial period and the US Dollar denominated debentures are re-translated to Pounds Sterling using the period end exchange rate.

The Company incurred a net cash outflow from operating activities of (pound)21.2 million in the first quarter 1997 compared with a net cash inflow of (pound)3.2 million in the first quarter 1996.

The Company incurred a net cash outflow from investing activities of (pound)88.3 million and (pound)100.1 million in the first quarter 1996 and 1997, respectively. The Company's principal investing activities continue to be the construction of the network and the provision of funding to the Affiliated Companies. The Company expects to continue to have significant capital requirements to fund the cost of constructing the network for the foreseeable future.

Cash (used in)/provided by financing activities amounted to (pound)1.2 million and (pound)149.0 million in the first quarter 1996 and 1997, respectively. Cash (used in)/provided by financing activities principally related to debenture issues costs outstanding from 1995 which were paid in the first quarter 1996 and to the drawdown of (pound)150 million under the Senior Secured Facility in the first quarter 1997.

At March 31, 1997, the construction of the Company's broadband network had passed approximately 68% of the homes in its owned and operated franchise areas as compared to 55% of homes in its owned and operated franchises at March 31, 1996. Total capital expenditure in the first quarter 1997 was (pound)111.5 million as compared with (pound)96.1 million in the first quarter 1996.

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

Cash and deposit balances at March 31, 1997 were (pound)106.8 million.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances and anticipated revenues) required to substantially complete the construction of the owned and operated network (including the recently acquired franchise of East Lothian), to fund the Company's operations, to upgrade older portions of the network, and to pay interest on the Company's debt will be provided by the Senior Secured Facility. There can be no assurance that the Company will not elect to use alternative funding sources or that the Company's current anticipated funding requirements will be in line with expectations. The Company is continually evaluating investment opportunities as the market of cable services in the UK develops and such opportunities may require additional funding. The Company has announced its intention to develop an interfranchise network and to launch digital services and in this context is evaluating the funding requirements and considering debt financing opportunities.

ITEM 3 ----QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                        PART II ---- OTHER INFORMATION


ITEM 1 ----LEGAL PROCEEDINGS

None


ITEM 2 ---- CHANGES IN SECURITIES

None


ITEM 3 ---- DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 ---- OTHER INFORMATION

None


ITEM 6 ---- EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      27 ---- Telewest Communications plc financial data schedule
      99 ---- Telewest Communications plc Press Release issued on May 8, 1997 with respect to results of operations for the three month period ended March 31, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

b.    Reports on Form 8-K

None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          TELEWEST COMMUNICATIONS PLC


                                          By: /S/ CHARLES J BURDICK
                                              --------------------------------
                                          Name: Charles J Burdick
                                          Title: Chief Financial Officer
                                                (duly authorized signatory
                                                and principal financial officer)





May 15, 1997

                                   EXHIBITS


EXHIBIT

27  --- Telewest Communications plc Financial Data Schedule
99 --- Telewest Communications plc Press Release issued on May 8, 1997 with respect to results of operations for the three month period ended March 31, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)