Form 10-Q
period 1997-06-30
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1997-08-14
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30 , 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

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


         At August 13, 1997, 927,567,600 ordinary shares of 10p each were outstanding.

                                    PART 1 FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

--------------------------------------------------------------------------------

                                            3 months         3 months          3 months   6 months         6 months         6 months
                                              ended            ended            ended      ended            ended            ended
                                            June 30          June 30           June 30    June 30          June 30          June 30
                                               1997            1997            1996       1997              1997             1996
                                            (note 1)                                     (note 1)
REVENUE

Cable television                            $64,509  (pound)  38,744  (pound)  28,799 $  127,947  (pound)  76,845  (pound)  56,872
Telephony - residential                      63,561           38,175           29,349    129,619           77,849           57,324
Telephony - business                         17,672           10,614            8,054     33,135           19,901           15,232
Other ((pound)925 and(pound)
814 in 1997 and 1996,
 respectively,  from related parties )        5,859            3,519            2,118     11,400            6,847            4,052
                                          ---------        ---------        ---------  ---------       ----------        ---------

                                            151,601           91,052           68,320    302,101          181,442          133,480
                                          ---------        ---------        ---------  ---------       ----------        ---------

OPERATING COSTS AND EXPENSES

Programming (including(pound)6,579
 and(pound)3,059
 in 1997 and 1996, respectively,            (39,008)         (23,428)         (15,466)   (77,632)         (46,626)         (30,760)
 to related parties)
Telephony                                   (21,747)         (13,061)         (13,084)   (45,688)         (27,440)         (25,317)
Selling, general, and administrative
(including (pound)481 and (pound)
 1,216 in 1997 and 1996, respectively,
 to related parties)                        (75,714)         (45,474)         (43,128)  (151,520)         (91,003)         (84,509)
Depreciation                                (64,772)         (38,902)         (28,609)  (127,136)         (76,358)         (54,673)
Amortization of goodwill                    (11,002)          (6,608)          (6,569)   (21,981)         (13,202)         (13,014)
                                           ---------        ---------       ---------   ---------       ----------        ---------

                                           (212,243)        (127,473)        (106,856)  (423,957)        (254,629)        (208,273)

                                          ----------        ---------        ---------  ---------        ---------        ---------


OPERATING LOSS                              (60,642)         (36,421)         (38,536)  (121,856)         (73,187)         (74,793)


OTHER INCOME/(EXPENSE)

Interest income((pound)1,659
 and(pound)846 in 1997
 and 1996, respectively,
 from related parties)                        2,910            1,748            4,666      6,843            4,110           11,482
Interest expense                            (54,812)         (32,920)         (28,286)  (105,285)         (63,234)         (52,272)
Foreign exchange losses, net                   (286)            (172)         (31,002)   (40,458)         (24,299)         (47,668)
Share of net losses of affiliates            (8,899)          (5,345)          (3,934)   (17,188)         (10,323)          (7,491)
Gain on disposal of assets                      586              352              119        788              473              158
Minority interests in profits
 of consolidated
 subsidiaries, net                             (155)             (93)             (37)     (350)            (210)             (54)
                                            ---------        ---------        --------- ---------       ----------        ---------

LOSS BEFORE INCOME TAXES                   (121,298)         (72,851)         (97,010)  (277,506)        (166,670)        (170,638)

Income tax expense                              (85)             (51)             (70)      (191)            (115)             (89)

                                           ---------         ---------        --------- ---------       ----------        ---------

NET LOSS                                  $(121,383) (pound) (72,902) (pound) (97,080)  (277,697) (pound)(166,785) (pound)(170,727)

                                          ==========        =========        =========  =========        =========        =========



LOSS PER ORDINARY SHARE
 (DOLLARS/POUNDS) (NOTE 7)                $   (0.13) (pound)  (0.08)   (pound)    (0.10)  (0.30)  (pound)  (0.18)  (pound)  (0.18)
                                          ==========        ==========       =========  =========        =========       =========



See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,             June 30,      December 31,
                                                                                      1997                1997            1996
                                                                                    (note 1)
ASSETS


Cash and cash equivalents                                                      $    102,784   (pound)     61,732 (pound)   79,116
Trade receivables (net of allowance for doubtful
accounts of(pound)8,184 and(pound)5,405)                                             58,848               35,344           29,305
Other  receivables                                                                   44,285               26,598           32,394
Prepaid expenses                                                                     10,386                6,238            5,168
Investments in affiliates, accounted for under the equity method, and
         related receivables                                                        112,342               67,473           69,420
Other investments, at cost                                                           42,734               25,666           25,666
Property and equipment (less accumulated depreciation
of(pound)385,274 and(pound)308,240)                                               2,667,989            1,602,396        1,447,194
Goodwill (less accumulated amortization of(pound)51,109 and(pound)37,907)           797,029              478,696          491,290
Other assets (less accumulated amortization of(pound)6,755 and(pound)4,162)          87,298               52,431           62,387

                                                                                 -----------          -----------       ----------

TOTAL ASSETS                                                                   $  3,923,695   (pound)  2,356,574 (pound)2,241,940

                                                                                 ===========          ===========       ==========



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                        $         60,834     (pound)       36,537 (pound)         46,855
Other liabilities                                                318,413                  191,239                190,200
Debt                                                           1,927,805                1,157,841                879,351
Capital lease obligations                                        109,937                   66,028                 54,390

                                                            -------------            -------------        ---------------

TOTAL LIABILITIES                                              2,416,989                1,451,645              1,170,796

                                                            -------------            -------------        ---------------

Minority interests                                                   927                      557                    347
                                                            -------------            -------------        ---------------

SHAREHOLDERS' EQUITY
Convertible preference shares, 10 pence par value;
         661,000,000 shares authorized, and
         496,066,708 shares issued and outstanding                82,596                   49,607                 49,607
Ordinary shares, 10 pence par value;
         2,010,000,000 shares authorized, and
         927,567,600 shares issued and outstanding               154,440                   92,757                 92,757
Additional paid-in capital                                     2,219,257                1,332,887              1,332,887
Accumulated deficit                                             (947,207)                (568,893)              (402,108)
                                                                                     -------------        ---------------
                                                            -------------

                                                               1,509,086                  906,358              1,073,143
Ordinary shares held in trust for the Telewest
 Restricted Share Scheme                                          (3,307)                  (1,986)                (2,346)
                                                            -------------            -------------        ---------------

TOTAL SHAREHOLDERS' EQUITY                                     1,505,779                  904,372              1,070,797

                                                            -------------            -------------        ---------------

Commitments and contingencies (note 8)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $      3,923,695     (pound)    2,356,574 (pound)      2,241,940

                                                            =============            =============        ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                        6 months                 6 months                 6 months
                                                                          ended                    ended                    ended
                                                                        June 30,                 June 30,                 June 30,
                                                                          1997                      1997                    1996
                                                                        (note 1)

CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                    $(277,697)    (pound)     (166,785)    (pound)     (170,727)

         Adjustments to reconcile net loss
           to net cash used in operating
              activities:
              Depreciation                                              127,136                   76,358                   54,673
              Amortization of goodwill                                   21,981                   13,202                   13,014
              Amortization of deferred financing costs and issue
                   discount on senior discount debentures                61,901                   37,178                   38,648
              Unrealized loss on foreign currency translation            40,062                   24,061                   47,668
              Share of losses of affiliates                              17,188                   10,323                    7,491
              Gain on disposals of assets                                  (788)                    (473)                    (158)
              Minority interests in profits                                 350                      210                       54
         Changes in operating assets and liabilities, net of
          effect of
              acquisition of subsidiaries:
              Change in receivables                                        (195)                    (117)                 (10,281)
              Change in prepaid expenses                                 (1,813)                  (1,089)                   1,622
              Change in accounts payable                                (14,399)                  (8,648)                  (7,321)
              Change in other liabilities                               (10,594)                  (6,363)                  18,806

                                                                                            -------------            -------------
                                                                     -----------

NET CASH USED IN OPERATING ACTIVITIES                                   (36,868)                 (22,143)                  (6,511)

                                                                     -----------            -------------            -------------


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash paid for property and equipment                          (345,494)                (207,504)                (196,378)
         Cash paid for acquisition of subsidiaries                            0                        0                  (14,098)
         Additional investments in and loans to affiliates              (15,173)                  (9,113)                  (5,000)
         Proceeds from disposals of assets                                1,535                      922                      866

                                                                     -----------            -------------            -------------

NET CASH USED IN INVESTING ACTIVITIES                                  (359,132)                (215,695)                (214,610)

                                                                     -----------            -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from borrowings                                       370,463                  222,500                        0
         Cash paid for credit facility arrangement costs                      0                        0                  (17,780)
         Cash paid for debenture issue costs                                  0                                              (549)
         Capital element of finance lease repayments                     (3,435)                  (2,063)                    (860)


                                                                     -----------            -------------            -------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                     367,028                  220,437                  (19,189)

                                                                     -----------            -------------            -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (28,972)                 (17,401)                (240,310)

         Effect of exchange rate changes on cash and
              cash equivalents                                               28                       17                     (126)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        131,728                   79,116                  464,818

                                                                     -----------            -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $102,784     (pound)       61,732     (pound)      224,382

                                                                     ===========            =============            =============


TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (AMOUNTS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------

                                            CONVERTIBLE                         ADDITIONAL
                                            PREFERENCE    ORDINARY SHARES HELD   PAID-IN      ACCUMULATED
                                            SHARES         SHARES    IN TRUST   CAPITAL      DEFICIT        TOTAL


BALANCE AT  DECEMBER 31, 1996          (pound)49,607 (pound)92,757 (pound)(2,346) (pound)1,332,887 (pound)(402,108) (POUND)1,070,797

Accrued employee compensation relating to
   the Telewest Restricted Share Scheme            0          0          360            0            0          360

Net loss for the period to June 30, 1997           0          0            0            0     (166,785)    (166,785)


                                                  ----------------------------------------------------------------------------------

BALANCE AT  JUNE 30, 1997               (pound)49,607 (pound)92,757 (pound)(1,986) (pound)1,332,887 (pound)(568,893) (POUND)904,372

                                                  ==================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                                       4

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

         The economic environment in which the Company operates is the United Kingdom ("UK") and hence its reporting currency is Pounds Sterling ("(pound)"). Merely for convenience, the financial statements contain translations of certain Pounds Sterling amounts into US Dollars at $1.6650 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1997. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended June 30, 1996 and 1997 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "1996 Annual Report").

3.       NEW ACCOUNTING STANDARD APPLICABLE TO THE COMPANY

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

4.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS

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



4.       ACCOUNTING POLICIES - FINANCIAL INSTRUMENTS (continued)

         accruals basis.

5.       DEPRECIATION

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

         The impact of the change in estimated useful lives of these assets for the year ended 31 December 1996 was to increase the depreciation charge for the year from (pound)110,233,000 to (pound)129,716,000. A large proportion of the increase in the depreciation charge was accounted for in the fourth quarter 1996, however, had the change been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the six month period ended June 30, 1996 would have increased by (pound)4,400,000.

6.       CAPITALIZATION OF LABOR AND OVERHEADS

         The Company regularly reviews the estimates used in calculating the capitalizable labor and overhead costs which relate to the construction of its cable network. In 1996, the Company revised these estimates and the impact of this revision was to increase the capitalization of labor and overhead costs during the year from (pound)38,812,000 to (pound)54,019,000. The impact of the revision was accounted for entirely in the fourth quarter of 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, selling, general, and administrative expenses for the six month period ended June 30, 1996 would have decreased by (pound)7,037,000.

7.       LOSS PER ORDINARY SHARE

         Loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 927,567,600 and 923,487,142 for the six month periods ended June 30, 1997 and 1996, respectively.

8.       COMMITMENTS AND CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its balance sheet position and its results.
                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and others as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to improve operating efficiencies (including achieving anticipated cost reductions); the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses; the ability of the Company to respond to changes or increases in competition and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment; and the performance of Birmingham Cable Corporation Limited, Cable London plc, and The Cable Corporation Limited (together "the Affiliated Companies"), companies in which the Company has substantial investments but which are not controlled by the Company.

SUMMARY OF OPERATIONS (THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997)

The Company's consolidated revenue increased by (pound)22.7 million or 33% from (pound)68.3 million in the three month period ended June 30, 1996 to (pound)91.0 million in the three month period ended June 30, 1997 and by (pounD)47.9 million or 36% from (pound)133.5 million in the six month period ended June 30, 1996 to (pound)181.4 million in tHe six month period ended June 30, 1997 primarily due to the larger customer base created by the Company's continuing network construction.

CABLE TELEVISION REVENUE

Cable television revenue increased by (pound)9.9 million or 35% from (pound)28.8 million in the three months endeD June 30, 1996 to (pound)38.7 million in the three months ended June 30, 1997 and by (pound)19.9 million or 35% from (pound)56.9 million in the six months ended June 30, 1996 to (pound)76.8 million in the six months ended June 30, 1997. The increase was primarily attributable to a 32% increase (from 418,341 to 550,311) and a 32% increase (from 411,466 to 542,015) in the average number of customers in the three and six month periods ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The increase in the average number of customers results from primarily an increase in the number of homes passed and marketed from 2,021,623 at June 30, 1996 to 2,542,992 at June 30, 1997.

Penetration decreased slightly from 22.2% as at March 31, 1997 to 22.0% as at June 30, 1997 and from 21.6% as at March 31, 1996 to 21.1% as at June 30, 1996.
Penetration decreased from 22.6% as at December 31, 1996 to 22.0% as at June 30, 1997 and from 21.9% as at December 31, 1995 to 21.1% as at June 30 1996. Churn decreased from 35.3% in the three month period ended June 30, 1996 to 32.9% in the three month period ended June 30, 1997 and from 36.4% in the twelve-month period ended June 30, 1996 to 32.2% in the twelve month period ended June 30, 1997.

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

For the purposes of comparison, the churn rates above for the twelve month period ended June 30, 1996 have been restated to exclude transfers.

Average monthly revenue per cable television customer increased slightly by 1% from (pound)22.95 in the three month period ended June 30, 1996 to (pound)23.18 in the three month period ended June 30, 1997 and by 1% from (pound)23.04 in the six month period ended June 30, 1996 to (pound)23.37 in the six month period ended June 30, 1997 primarily due to a decrease in promotional discounts offered by the Company.

TELEPHONY REVENUE

Telephony revenue increased by (pound)11.4 million or 30% from (pound)37.4 million in the three month period endeD June 30, 1996 to (pound)48.8 million in the three month period ended June 30, 1997 and by (pound)25.2 million or 35% from (pound)72.6 million in the six month period ended June 30, 1996 to (pound)97.8 million in the six month period ended June 30, 1997.

Residential telephony revenue increased by (pound)8.9 million or 30% from (pound)29.3 million in the three month Period ended June 30, 1996 to (pound)38.2 million in the three month period ended June 30, 1997 and by (pound)20.5 millIon or 36% from (pound)57.3 million in the six months ended June 30, 1996 to (pound)77.8 million in the six months ended June 30, 1997. Business telephony revenue increased by (pound)2.5 million or 31% from (pound)8.1 million in the three months ended June 30, 1996 to (pound)10.6 million in the three months ended June 30, 1997 and by (pound)4.7 million or 31% from (pound)15.2 million in the six month period ended June 30, 1996 to (pound)19.9 million in the six month period ended June 30, 1997.

The increase in residential telephony revenue in the three and six month periods ended June 30, 1997 compared to the corresponding periods ended June 30, 1996 was primarily due to a 47% increase (from 482,907 to 708,569) and a 46% increase (from 465,558 to 679,789), respectively, in the average number of residential lines, which was partially offset by a decrease in the average monthly revenue per residential line of 11%, from (pound)20.28 in the three month period ended June 30, 1996 to (pound)17.97 in the three month period endeD June 30, 1997, and 7%, from (pound) 20.52 in the six month period ended June 30, 1996 to (pound)19.09 in the six month period ended June 30, 1997. The increase in the average number of residential lines results primarily from an increase in the number of homes passed and marketed (from 1,887,286 at June 30, 1996 to 2,496,754 at June 30, 1997) and from increased penetration. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and expects the revenue impact of these reductions to be mitigated through higher line rentals, increased call volumes, and sales of value added services such as call waiting and voice messaging.

Residential telephony penetration increased from 28.2% at March 31, 1997 to 28.9% at June 30, 1997 and decreased from 26.7% at March 31, 1996 to 26.4% at June 30, 1996. Penetration increased from 27.5% at December 31, 1996 to 28.9 % at June 30, 1997 and from 26.0% at December 31, 1995 to 26.4% at June 30, 1996.
Churn decreased from 20.6% in the three months ended June 30, 1996 to 19.1% in the three months ended June 30, 1997. Churn decreased from 20.2% in the twelve-month period ended June 30, 1996 to 19.2% in the twelve months ended June 30, 1997.

As set out above in the discussion of cable television revenue, the Company has modified its calculation of churn to exclude from such calculation those customers who transfer their service within an owned and operated franchise. For the purposes of comparison, the churn rates above for the twelve month period ended June 30, 1996 have been restated to exclude transfers.

The increase in business telephony revenue in the three and six month periods ended June 30, 1997 compared to the corresponding periods ended June 30, 1996 was attributable to a 60% increase (from 48,956 to 78,559) and a 63% increase (from 45,805 to 74,740) in the average number of business telephony lines in the three and six month periods, respectively, ended June 30, 1997. This increase was partially offset by a decrease in the average monthly revenue per business line, which decreased by 17% from (pound)54.87 in the three month period ended June 30, 1996 to (pound)45.60 in the three month period ended June 30, 1997, and decreased by 19% from (pound)55.42 in the six month period ended June 30, 1996 to (pound)44.67 in the six month period ended June 30, 1997. The increase in the average number of business telephony lines was attributable to a 24% increase in the number of business premises passed and marketed

(from 91,250 at June 30, 1996 to 113,519 at June 30, 1997) and to an increased focus on marketing services to larger businesses which generally purchase more lines. The decrease in the average monthly revenue per line was mainly attributable to price reductions in both per minute call charges and increased volume discounts, together with increased sales of Centrex, a business telecommunications product which provides more lines to customers but which has a lower average monthly revenue per line.

Other revenue increased by 66% from (pound)2.1 million in the three month period ended June 30, 1996 to (pouNd)3.5 million in the three month period ended June 30, 1997, and by 69% from (pound)4.1 million in the six month period ended June 30, 1996 to (pound)6.8 million in the six month period ended June 30, 1997 and is derived primarily from management services provided to Affiliated Companies, internet sales, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses (which include direct costs of programming and interconnection; selling, general and administrative expenses; depreciation expense and amortization expense) increased by 19% from (pound)106.9 million in the three month period ended June 30, 1996 to (pound)127.5 million In the three month period ended June 30, 1997, and increased by 22% from (pound)208.3 million in the six month period ended June 30, 1996 to (pound)254.6 million in the six month period ended June 30 1997.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 54% in both the three and six month periods ended June 30, 1996, to 60% and 61% for the three and six month periods ended June 30, 1997, respectively, principally as a result of increases in programming costs for certain channels and an increase in the number of channels included in the basic cable television package, with no increase in the price charged to customers.

Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. As a percentage of telephony revenue, telephony operating costs decreased from 35% in both the three and six month period ended June 30, 1996, respectively, to 27% and 28% for the three and six month periods ended June 30, 1997, respectively, as line rental income, which incurs no third party cost, represented a larger proportion of total average revenue per line in 1997 than in 1996. Interconnection charges in 1997 also were reduced by the continuing reduction in interconnection charges in the UK telephony market and by credits relating to interconnection charges of earlier periods.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 63 % in both the three and six month periods ended June 30, 1996 to 50% for both the corresponding periods in 1997. The decrease is largely due to reductions in support costs as the Company benefits from the economies of scale resulting from its enlarged operations. The remainder of the decrease is the result of revising, with effect from January 1, 1996, the estimates used in calculating the proportion of labor and overhead costs which is capitalized as a network asset. The impact of the revision was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, selling, general and administrative expenses for the three and six month periods ended June 30, 1996 would have been reduced by approximately (pound)3.6 million and (pound)7.0 million, respectively. Total labor and overhead costs capitalized in the three and six month periods ended June 30, 1997 were (pound)20.8 million and (pound)40.3 million, respectively, compared to (pound)9.5 milliOn and (pound)18.6 million for the corresponding periods in 1996. The Company expects that its selling, general and administrative expenses will continue to decline as a percentage of revenue, as revenues increase and the efficiency gains of its fixed cost base are increasingly exploited. In addition, the Company has announced its intention to further reduce its selling, general and administrative costs through a planned redundancy program of up to 1,400 employees. The Company expects that the cost of the redundancy program will be approximately (pound)5 million (in
1997) and will result in cash savings of approximately (pound)40 million for the first full year.

Depreciation expense increased 36% from (pound)28.6 million in the three month period ended June 30, 1996 to (pound)38.9 million in the three month period ended June 30, 1997 and by 40 % from (pound)54.7 million in the six month period ended June 30, 1996 to (pound)76.4 million in the six month period ended June 30, 1997. This increase was attributable to capital expenditure associated with the Company's continuing construction activities and, with effect from January 1, 1996, the revision of the estimated useful lives of cable and ducting assets from 25 years to 20 years. The effect of this revision on depreciation expense was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the three and six month periods ended June 30 1996 would have increased by approximately (pound)2.3 million and (pound)4.4 million, respectively. Amortization expense remained stable at (pound)6.6 million in both the three month periods ended June 30, 1996 and 1997 and increased slightly from (pound)13.0 million in the six month period ended June 30, 1996 to (pound)13.2 mIllion in the six month period ended June 30, 1997.

OTHER INCOME/(EXPENSE)

The Company's share of the net losses of its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)3.9 million and (pound)5.3 million for the three month periods ended June 30, 1996 and 1997, respectively, and (pound)7.5 million and (pound)10.3 million for the six month periods ended June 30, 1996 and 1997, respectively.

Financial expenses, net, consist primarily of interest expense of (pound)32.9 million and (pound)63.2 million fOr the three and six month periods ended June 30, 1997, respectively ((pound)28.3 million and (pound)52.3 million fOr the corresponding periods in 1996) and foreign exchange losses of (pound)0.2 million and (pound)24.3 million for the three and six month periods ended June 30, 1997, respectively ((pound)31.0 million and (pound)47.7 million foR the corresponding periods in 1996) offset in part by interest income earned on short-term investments and loans to Affiliated Companies of (pound)1.7 million and (pound)4.1 million for the three and six month periods ended June 30, 1997 ((pound)4.7 million and (pound)11.5 million for the corresponding periods in 1996). Interest expense increaSed by (pound)4.6 million and (pound)10.9 million in the three and six month periods ended June 30, 1997, respectIvely, primarily as a result of the interest expense relating to the Senior Secured Facility (as defined below) entered into in May 1996 and higher accrued interest expense on the Senior Discount Debentures (as defined below) issued by the Company in October 1995. The foreign exchange losses arise principally from the re-translation of the US Dollar denominated debentures to Pounds Sterling using the June 30, 1997 exchange rate and marking the associated hedging instruments to their market value at June 30, 1997. It is the Company's policy to hedge non-Sterling denominated borrowings to reduce exchange rate exposure.

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

The Senior Secured Facility is divided into two tranches, the first, Tranche A, is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998, with full repayment by DecembEr 31, 1998. The second tranche, Tranche B, is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. Borrowings under the Senior Secured Facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein. The failure to comply with such covenants could result in all such amounts outstanding under the facility becoming due and payable. As at June 30, 1997, the Company has drawn down (pound)150 million and (pound)172.5 million under Tranche A and Tranche B, respectively.

The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at June 30, 1997, the aggregate notional principal amount of the swaps was (pound)200 million.

On October 3, 1995, the Company raised (pound)734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually and commenced on April 1, 1996. Interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. The proceeds of the issue were used by the Company to fund general working capital, capital expenditures, additional investments in Affiliated Companies, to repay a credit facility entered into by a directly wholly owned subsidiary and to purchase the currency hedge arrangements described below.

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

The Company incurred a net cash outflow from operating activities of (pound)22.1 million in the six month period ended June 30, 1997 compared with a net cash outflow of (pound)6.5 million in the six month period ended June 30, 1996.

The Company incurred a net cash outflow from investing activities of (pound)214.6 million and (pound)215.7 millIon in the six month periods ended June 30 1996 and 1997, respectively. The Company's principal investing activities continue to be the construction of the network and the provision of funding to the Affiliated Companies, and in the six month period ended June 30, 1996, the acquisition of a franchise covering the Worcester area from Bell Cablemedia for (pound)9.8 million.

Cash (used in)/provided by financing activities amounted to ((pound)19.2) million and (pound)220.4 million in tHe six month period ended June 30, 1996 and 1997, respectively. Cash (used in)/provided by financing activities principally related to loan arrangement and agency fees of (pound)17.8 million relating to the (pound)1.2 billion Senior Secured Facility which were paid in the six month period ended June 30, 1996, and to the drawdown of (pound)222.5 million under the Senior Secured Facility in the six month period ended June 30, 1997.

At June 30, 1997, the construction of the Company's broadband network had passed approximately 70% of the homes in its owned and operated franchise areas compared to 57% of homes in its owned and operated franchises at June 30, 1996. Total capital expenditure in the six month period ended June 30, 1997 was (pound)232.0 million compared with (pound)230.2 million in the six month period ended June 30, 1996. The Company expects to incur a similar level of capital expenditure in the second half of 1997, but has announced its intention to reduce the pace of its network construction and its expenditure on certain discretionary capital projects commencing in the first quarter 1998.

The Company is obligated under the terms of its telecommunications licences to construct its network to pass a specified number of premises by prescribed dates. If such milestones are not met, the Company may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of the Company's telecommunications licences. As a consequence of its intention to reduce the pace of its network construction, the Company currently is negotiating with the Director General for appropriate modifications to its current milestone obligations, although there can be no assurance that any such modifications will be granted.

Cash and deposit balances at June 30, 1997 were (pound)61.7 million.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances and anticipated revenues) required to substantially complete the construction of the owned and operated network (including the recently acquired franchise of East Lothian), to fund the Company's operations, to upgrade older portions of the network, to complete construction of the interfranchise network, to launch digital services, and to pay interest on the Company's debt, will be provided by the Senior Secured Facility. The Company's intends to reduce the pace of its network construction, delay the launch of its digital services and implement operational cost reduction measures, and therefore the Company currently does not intend to seek additional debt financing for its anticipated funding requirements. There can be no assurance, however, that the Company will not elect to use funding sources other than the Senior Secured Facility, the Company will not elect to pursue additional investment opportunities that require additional funding or the Company's current anticipated funding requirements will be in line with expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  CHANGES IN SECURITIES.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 1997 Annual General Meeting was held on May 9, 1997. At the Annual General Meeting, each of the following resolutions was approved, in accordance with the Company's Articles of Association, by a show of hands of those shareholders (or persons holding proxies) voting in person at the Annual General Meeting:

Resolution 1.              Adoption of the Directors' Report and Accounts of the
                           Company for the year ended December 31, 1996;

Resolutions 2-12.          Appointment of the following Directors:
                           Fred A. Vierra
                           Anthony W.P. Stenham
                           Arthur G. Ames
                           John H. Atterbury III
                           Lord Borrie QC
                           Charles J. Burdick
                           Stephen J. Davidson
                           Lord Griffiths of Fforestfach
                           Charles M. Lillis
                           James O. Robbins
                           Adam N. Singer;

Resolution 13.             Granting authority to the Directors to allot
                           shares up to an aggregate nominal value of (pound)30,918,920, with such authority to expire
                           (unless previously renewed, varied or revoked by the Company in a general meeting) on the earlier of August 8, 1998 or the conclusion of the 1998 Annual
                           General Meeting;

Resolution 14.             Granting authority to the Directors to allow
                           shares up to an aggregate nominal value of (pound)4,637,838 for cash without first offering such shares pro rata to existing shareholders as otherwise required by the Companies Act 1985, with such authority to expire on the earlier of August 8, 1998 or the conclusion of the 1998 Annual General Meeting;

Resolution 15.             Appointment of KPMG Audit plc, as auditors, to
                           serve from the conclusion of the 1997 Annual General
                           Meeting until the 1998 Annual General Meeting and authorization for the Board of Directors of the Company to fix the remuneration of the auditors;

Resolution 16.             Adoption of the Telewest Equity  Participation  Plan
                           for Company Directors and employees;

Resolution 17.             Adoption of the Telewest Long Term Incentive Scheme
                           for Company Directors and employees;

Resolution 18.             Increasing the borrowing powers of the Company from
                           the greater of(pound)2 billion and four times the adjusted capital and reserves to the greater of (pound)4 billion and five times the adjusted capital and reserves.

         At the Annual General meeting, in accordance with the Company's Articles of Association and UK practice, there was not a tabulation of the exact number of votes cast (in person or by proxy) for, against or withheld with respect to any resolution, or the number of abstentions and brokers non-votes as to each such resolution.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits.
         3  ----  Amendment to Articles of Association of the Company
         27 ----  Telewest Communications plc financial data schedule
         99 ----  Telewest Communications plc Press Release issued on
                  August 7, 1997 with respect to results of operations for the six month period ended June 30, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

b.       Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             TELEWEST COMMUNICATIONS PLC


                                       By:   /S/CHARLES J. BURDICK
                                             --------------------------------
                                             Name: Charles J. Burdick
                                             Title: Chief Financial Officer
                                               (duly authorized
                                               officer and principal
                                               financial officer)





August 14, 1997

                                    EXHIBITS


EXHIBIT
-------

3        ---      Amendment to Articles of Association of the Company
27       ---      Telewest Communications plc Financial Data Schedule
99       ---      Telewest Communications plc Press Release issued on August 7,
                  1997 with respect to results of operations for the six month period ended June 30, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)