Form 10-Q
period 1997-09-30
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1997-11-14
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         Commission file number 0-26840


                           Telewest Communications plc
             (Exact Name of Registrant as Specified in its Charter)


       England and Wales                                     N.A.
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                              Genesis Business Park
                              Albert Drive, Woking
                                Surrey, GU21 5RW
                                 United Kingdom

                      Telephone number: 011 44 1483 750 900


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [X]   No [ ].


At November 11, 1997, 927,567,600 ordinary shares of 10p each were outstanding.

                       PART 1 ----- FINANCIAL INFORMATION


ITEM 1 -----   FINANCIAL STATEMENTS

-----------------------------------------------------

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


--------------------------------------------------------------------------------------------------------------------------------
                                                      3 months     3 months     3 months     9 months     9 months       9 months
                                                        ended        ended        ended        ended        ended        ended
                                                       Sept 30,     Sept 30,     Sept 30,     Sept 30,     Sept 30,     Sept 30,
                                                         1997         1997         1996         1997         1997         1996
                                                         ----         ----         ----         ----         ----         ----
                                                       (note 1)                               (note 1)
REVENUE

Cable television                                     $   63746 (pound)39552 (pound)29261  $    187597(pound)116397(pound) 86133
Telephony - residential                                  71996        44671        32853       197465       122520        90177
Telephony - business                                     19611        12168         8564        51686        32069        23796
Other ((pound)1,221 and(pound)1,201 in 1997
  and 1996, from related parties )                        5952         3693         2445        16987        10540         6497

                                                       --------     --------     --------     --------     --------     --------
                                                        161305       100084        73123       453735       281526       206603
                                                       --------     --------     --------     --------     --------     --------

OPERATING COSTS AND EXPENSES

Programming (including(pound)9,975 and(pound)3,059
  in 1997 and 1996, respectively, to related parties)   -36128       -22416       -16422      -111275       -69042       -47182

Telephony                                               -16991       -10542       -11032       -61216       -37982       -36349
Selling, general, and administrative (including
(pound)847 and(pound)4,058
 in 1997 and 1996, to related parties)                  -82680       -51300       -44178      -229349      -142303      -128687
Depreciation                                            -81579       -50617       -29433      -204646      -126975       -84106
Amortization of goodwill                                -10642        -6603        -6570       -31920       -19805       -19584
                                                       --------     --------     --------     --------     --------     --------
                                                       -228020      -141478      -107635      -638406      -396107      -315908
                                                       --------     --------     --------     --------     --------     --------

OPERATING LOSS                                          -66715       -41394       -34512      -184671      -114581      -109305


OTHER INCOME/(EXPENSE)

Interest income ((pound)2,409 and (pound)1,255
  in 1997 and 1996, from related parties)                 3433         2130         2918        10057         6240        14400
Interest expense                                        -60403       -37478       -26035      -162318      -100712       -78307
Foreign exchange losses, net                            -13728        -8518        -7575       -52891       -32817       -55243
Share of net losses of affiliates                        -9024        -5599        -3958       -25661       -15922       -11449
Gain on disposal of assets                                 408          253          -18         1170          726          140
Minority interests in profits\(losses) of
  consolidated subsidiaries, net                          -200         -124          -62         -538         -334         -116
                                                       --------     --------     --------     --------     --------     --------

LOSS BEFORE INCOME TAXES                               -146229       -90730       -69242      -414852      -257400      -239880

Income tax expense                                         -81          -50          -61         -266         -165         -150
                                                       --------     --------     --------     --------     --------     --------

NET LOSS                                             $ -146310(pound)-90780(pound)-69303      -415118(pound)-257565(pound)-240030
                                                       ========     ========     ========     ========     ========     ========



LOSS PER ORDINARY SHARE (DOLLARS/POUNDS) (NOTE 7)    $   (0.16)(pound)(0.10)(pound)(0.07)       (0.45)(pound)(0.28)(pound)(0.26)
                                                       ========     ========     ========     ========     ========     ========


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              September 30,          September 30,     December 31,
                                                                                  1997                   1997              1996
                                                                                  ----                   ----              ----
                                                                                (note 1)
ASSETS

Cash and cash equivalents                                                        $     41401    (pound)    25688   (pound)    79116
Trade receivables (net of allowance for doubtful accounts of
        (pound)5,706 and(pound)5,405)                                                  59504               36920              29305
Other  receivables                                                                     46654               28947              32394
Prepaid expenses                                                                        8210                5094               5168
Investments in affiliates, accounted for under the equity method, and
        related receivables                                                           100374               62278              71601
Other investments, at cost                                                             41366               25666              23485
Property and equipment (less accumulated depreciation of(pound)434,710
        and(pound)308,240)                                                           2679435             1662490            1447194
Goodwill (less accumulated amortization of(pound)57,711 and(pound)37,907)             761520              472495             491290
Other assets (less accumulated amortization of(pound)8,369 and(pound)4,162)           102709               63727              62387
                                                                                 -----------         -----------       ------------

TOTAL ASSETS                                                                     $   3841173    (pound)2,383,305   (pound)2,241,940
                                                                                 ===========         ===========       ============



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                          $            48098    (pound)    29843   (pound)    46855
Other liabilities                                                                     291469              180846             190200
Debt                                                                                 2068785             1283604             879351
Capital lease obligations                                                             120457               74739              54390
                                                                                 -----------         -----------       ------------

TOTAL LIABILITIES                                                                    2528809             1569032            1170796
                                                                                 -----------         -----------       ------------

Minority interests                                                                      1098                 681                347
                                                                                 -----------         -----------       ------------

SHAREHOLDERS' EQUITY
Convertible preference shares, 10 pence par value;
        661,000,000 shares authorized, and
        496,066,708 shares issued and outstanding                                      79952               49607              49607
Ordinary shares, 10 pence par value;
        2,010,000,000 shares authorized, and
        927,567,600 shares issued and outstanding                                     149496               92757              92757
Additional paid-in capital                                                           2148214             1332887            1332887
Accumulated deficit                                                                 -1063195             -659673            -402108
                                                                                 -----------         -----------       ------------


                                                                                     1314467              815578            1073143
Ordinary shares held in trust for the Telewest Restricted Share Scheme                 -3201               -1986              -2346
                                                                                 -----------         -----------       ------------

TOTAL SHAREHOLDERS' EQUITY                                                           1311266              813592            1070797

                                                                                 -----------         -----------       ------------

Commitments and contingencies (note 8)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   3841173    (pound)  2383305   (pound)  2241940
                                                                                 ===========         ===========       ============


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------
                                                          9 months          9 months          9 months
                                                            ended             ended             ended
                                                           Sept 30,          Sept 30,          Sept 30,
                                                             1997              1997              1996
                                                             ----              ----              ----
                                                           (note 1)
CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                       $   -415118 (pound)   -257565  (pound)  -240030

       Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation                                    204646            126975             84106
           Amortization of goodwill                         31920             19805             19584
           Amortization of deferred financing costs
            and issue discount on senior discount
            debentures                                      91685             56887             56388
           Unrealized loss on foreign currency translation  52891             32817             55243
           Share of losses of affiliates                    25661             15922             11449
           Gain on disposals of assets                      -1170              -726              -140
           Minority interests in profits                      538               334               116
       Changes in operating assets and liabilities, net
           of effect of acquisition
           of subsidiaries:
           Change in receivables                            -7809             -4845            -14975
           Change in prepaid expenses                          87                54              2920
           Change in accounts payable                      -10515             -6524            -10783
           Change in other liabilities                        372               230             15112

                                                       ----------        ----------         ---------

NET CASH USED IN OPERATING ACTIVITIES                      -26812            -16636            -21010
                                                       ----------        ----------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for property and equipment               -529437           -328496           -303756
       Cash paid for acquisition of subsidiaries                0                 0            -14098
       Additional investments in and loans to affiliates   -14687             -9113             -1185
       Additions to other investments                           0                 0             -5000
       Proceeds from disposals of assets                     3787              2350               899

                                                       ----------        ----------         ---------

NET CASH USED IN INVESTING ACTIVITIES                     -540337           -335259           -323140
                                                       ----------        ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from borrowings                            487539            302500                 0
       Repayment of borrowings                                  0                 0              -937
       Cash paid for credit facility arrangement costs          0                 0            -17993
       Cash paid for debenture issue costs                      0                 0              -686
       Capital element of finance lease repayments          -6400             -3971             -1179
                                                       ----------        ----------         ---------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES        481139            298529            -20795
                                                       ----------        ----------         ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  -86010            -53366           -364945

       Effect of exchange rate changes on cash and
           cash equivalents                                  -100               -62               288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           127511             79116            464818
                                                       ----------        ----------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     41401 (pound)     25688  (pound)   100161
                                                       ==========        ==========         =========

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------

                                                          CONVERTIBLE                          ADDITIONAL
                                                           PREFERENCE   ORDINARY  SHARES HELD    PAID-IN     ACCUMULATED
                                                             SHARES      SHARES     IN TRUST     CAPITAL       DEFICIT       TOTAL
                                                             ------      ------     --------     -------       -------       -----
BALANCE AT
   DECEMBER 31, 1996                        (pound)  49,607 (pound)92,757 (pound)-2346 (pound)1332887 (pound)(402,108)(POUND)1070797


Accrued employee compensation relating to
   the Telewest Restricted Share Scheme                           0         0          360            0              0         360

Net loss for the period to September 30, 1997                     0         0            0            0       (257,565)   (257,565)
                                                          -------------------------------------------------------------------------

BALANCE AT
   SEPTEMBER 30, 1997                       (pound)   49607 (pound) 92757 (pound)-1986 (pound)1332887 (pound) -659673  (POUND)813592
                                                          =========================================================================


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

         The economic environment in which the Company operates is the United Kingdom ("UK") and hence its reporting currency is Pounds Sterling ("pound"). Merely for convenience, the financial statements contain translations of certain Pounds Sterling amounts into US Dollars at $1.6117 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1997. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended September 30, 1996 and 1997 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "1996 Annual Report").

3.       NEW ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY

         Earnings per Share and Capital Structure

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

         In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" which is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of APB Opinions No. 10 "Omnibus Opinion-1566" and No. 15 "Earnings Per Share" and SFAS No. 47 "Disclosure of Long-Term Obligations." The Company is currently reviewing the likely impact on the level of disclosure provided.

         Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Income" which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company is currently reviewing the likely impact on the classification of items included in the shareholders= funds.

         Segment Information

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements.

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

         The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at September 30, 1997, the aggregate notional principal amount of the

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         swaps was (pound)350 million, and the total drawdown under the facility was (pound)402.5 million.

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

         The impact of the change in estimated useful lives of these assets for the year ended 31 December 1996 was to increase the depreciation charge for the year from (pound)110,233,000 to (pound)129,716,000. A large proportion of the increase in the depreciation charge was accounted for in the fourth quarter 1996, however, had the change been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the nine month period ended September 30, 1996 would have increased by (pound)6,900,000.

         In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials. The impact of this change for the nine months ended 30 September, 1997, was an additional depreciation charge of (pound)8,250,000, with activation labour now depreciated over 8 years rather than 20 years.

6.       CAPITALIZATION OF LABOR AND OVERHEADS

         The Company regularly reviews the estimates used in calculating the capitalizable labor and overhead costs which relate to the construction of its cable network. In 1996, the Company revised these estimates and the impact of this revision was to increase the capitalization of labor and overhead costs during the year from (pound)38,812,000 to (pound)54,019,000. The impact of the revision was accounted for entirely in the fourth quarter of 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, selling, general, and administrative expenses for the nine month period ended September 30, 1996 would have decreased by (pound)10,715,000.

7.       LOSS PER ORDINARY SHARE

         Loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 927,567,600 and 924,706,630 for the nine month periods ended September 30, 1997 and 1996, respectively.

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

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and others as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to construct its network in a cost efficient and timely manner; the ability of the Company to raise additional financing if there is a material adverse change in the Company's anticipated revenues or expenses; the ability of the Company to respond to changes or increases in competition (including the introduction of digital services by competitors) and adverse changes in government regulation; the extent programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment; and the performance of Birmingham Cable Corporation Limited, Cable London plc, and The Cable Corporation Limited (together "the Affiliated Companies"), companies in which the Company has substantial investments but which are not controlled by the Company.

SUMMARY OF OPERATIONS (THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997)

The Company's consolidated revenue increased by (pound)27.0 million or 37% from (pound)73.1 million in the three month period ended September 30, 1996 to (pound)100.1 million in the three month period ended September 30, 1997 and by (pound)74.9 million or 36% from (pound)206.6 million in the nine month period ended September 30, 1996 to (pound)281.5 million in the nine month period ended September 30, 1997 primarily due to the larger customer base created by the Company's continuing network construction.

CABLE TELEVISION REVENUE

Cable television revenue increased by (pound)10.3 million or 35% from (pound)29.3 million in the three months ended September 30, 1996 to (pound)39.6 million in the three months ended September 30, 1997 and by (pound)30.3 million or 35% from (pound)86.1 million in the nine months ended September 30, 1996 to (pound)116.4 million in the nine months ended September 30, 1997. The increase was primarily attributable to a 29% increase (from 440,681 to 569,662) and a 31% increase (from 421,770 to 551,279) in the average number of customers in the three and nine month periods ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The increase in the average number of customers results primarily from an increase in the number of homes passed and marketed from 2,164,276 at September 30, 1996 to 2,646,579 at September 30, 1997.

Penetration was flat at 22.0% from June 30, 1997 to September 30, 1997 compared to a slight increase from 21.1% as at June 30, 1996 to 21.2% as at September 30, 1996. Penetration decreased from 22.6% as at December 31, 1996 to 22.0% as at September 30, 1997 and from 21.9% as at December 31, 1995 to 21.2% as at September 30 1996. Churn decreased from 35.6% in the three month period ended

September 30, 1996 to 34.0% in the three month period ended September 30, 1997 and from 36.2% in the twelve-month period ended September 30, 1996 to 32.1% in the twelve month period ended September 30, 1997.

Prior to April 1, 1996, the Company had calculated churn by including in the total of those customers who disconnect within the period, those who transfer their cable television/residential telephony service from one premise to another within an owned and operated company franchise. While this had no effect on the calculation of penetration, which is based on period end figures, it has meant that churn has been overstated. Like other companies within the UK cable industry, and with effect from April 1, 1996, the Company has calculated churn to exclude those customers who so transfer their service. For the purposes of comparison, the churn rates above for the twelve month period ended September 30, 1996 have been restated to exclude transfers.

Average monthly revenue per cable television customer increased by 3.2% from (pound)22.12 in the three month period ended September 30, 1996 to (pound)22.83 in the three month period ended September 30, 1997 and by 2.2% from (pound)22.69 in the nine month period ended September 30, 1996 to (pound)23.18 in the nine month period ended September 30, 1997 primarily due to a decrease in promotional discounts offered by the Company.

TELEPHONY REVENUE

Telephony revenue increased by (pound)15.4 million or 37% from (pound)41.4 million in the three month period ended September 30, 1996 to (pound)56.8 million in the three month period ended September 30, 1997 and by (pound)40.6 million or 36% from (pound)114.0 million in the nine month period ended September 30, 1996 to (pound)154.6 million in the nine month period ended September 30, 1997.

Residential telephony revenue increased by (pound)11.8 million or 36% from (pound)32.9 million in the three month period ended September 30, 1996 to (pound)44.7 million in the three month period ended September 30, 1997 and by (pound)32.3 million or 36% from (pound)90.2 million in the nine months ended September 30, 1996 to (pound)122.5 million in the nine months ended September 30, 1997. Business telephony revenue increased by (pound)3.6 million or 42% from (pound)8.6 million in the three months ended September 30, 1996 to (pound)12.2 million in the three months ended September 30, 1997 and by (pound)8.3 million or 35% from (pound)23.8 million in the nine month period ended September 30, 1996 to (pound)32.1 million in the nine month period ended September 30, 1997.

The increase in residential telephony revenue in the three and nine month periods ended September 30, 1997 compared to the corresponding periods ended September 30, 1996 was primarily due to a 44% increase (from 529,571 to 760,211) and a 45% increase (from 487,541 to 706,319), respectively, in the average number of residential lines, which was partially offset by a decrease in the average monthly revenue per residential line of 5.5%, from (pound)20.68 in the three month period ended September 30, 1996 to (pound)19.54 in the three month period ended September 30, 1997, and 6.3%, from (pound)20.55 in the nine month period ended September 30, 1996 to (pound)19.26 in the nine month period ended September 30, 1997. The increase in the average number of residential lines results primarily from an increase in the number of homes passed and marketed (from 2,060,910 at September 30, 1996 to 2,609,400 at September 30, 1997) and
from increased penetration. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs in response to competitive pressures and expects the revenue impact of these reductions to be mitigated through higher line rentals, increased call volumes, and sales of value added services such as call waiting and voice messaging.

Residential telephony penetration increased from 28.9% at June 30, 1997 to 29.3% at September 30, 1997 and increased from 26.4% at June 30, 1996 to 26.8% at September 30, 1996. Penetration increased from 27.5% at December 31, 1996 to
29.3 % at September 30, 1997 and from 26.0% at December 31, 1995 to 26.8% at September 30, 1996. Churn increased from 19.1% in the three months ended September 30, 1996 to 20.6% in the three months ended September 30, 1997. Churn decreased from 20.0% in the twelve-month period ended September 30, 1996 to 19.4% in the twelve months ended September 30, 1997.

As set out above in the discussion of cable television revenue, the Company has modified its calculation of churn to exclude from such calculation those customers who transfer their service within an owned and operated franchise. For the purposes of comparison, the churn rates above for the twelve month period ended September 30, 1996 have been restated to exclude transfers.

The increase in business telephony revenue in the three and nine month periods ended September 30, 1997 compared to the corresponding periods ended September 30, 1996 was attributable to a 57% increase (from 55,684 to 87,625) and a 61% increase (from 49,150 to 79,108) in the average number of business telephony lines in the three and nine month periods, respectively, ended September 30, 1997. This increase was partially offset by a decrease in the average monthly revenue per business line, which decreased by 9.3% from (pound)51.27 in the three month period ended September 30, 1996 to (pound)46.52 in the three month period ended September 30, 1997, and decreased by 15.8% from ,53.79 in the nine month period ended September 30, 1996 to (pound)45.31 in the nine month period ended September 30, 1997. The increase in the average number of business telephony lines was attributable to a 21% increase in the number of business premises passed and marketed (from 99,427 at September 30, 1996 to 119,950 at September 30, 1997) and to an increased focus on marketing services to larger businesses which generally purchase more lines. The decrease in the average monthly revenue per line was mainly attributable to price reductions in both per minute call charges and increased volume discounts, together with increased sales of Centrex, a business telecommunications product which provides more lines to customers but which has a lower average monthly revenue per line.

Other revenue increased by 51% from (pound)2.4 million in the three month period ended September 30, 1996 to (pound)3.7 million in the three month period ended September 30, 1997, and increased by 62% from (pound)6.5 million in the nine month period ended September 30, 1996 to (pound)10.5 million in the nine month period ended September 30, 1997 and is derived primarily from management services provided to Affiliated Companies, internet sales, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses (which include direct costs of programming and interconnection; selling, general and administrative expenses; depreciation expense and amortization expense) increased by 31% from (pound)107.6 million in the three month period ended September 30, 1996 to (pound)141.5 million in the three month period ended September 30, 1997, and increased by 25% from (pound)315.9 million in the nine month period ended September 30, 1996 to (pound)396.1 million in the nine month period ended September 30, 1997.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of customers. As a percentage of cable television revenues, programming costs increased from 56% in the three month period ended September 30, 1996 to 57% in the three month period ended September 30, 1997 and increased from 55% in the nine month period ended September 30, 1996, to 59% for the nine month period ended September 30, 1997, principally as a result of increases in programming costs for certain channels and an increase in the number of channels included in the basic cable television package, with no increase in the price charged to customers.

Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. As a percentage of telephony revenue, telephony operating costs decreased from 27% and 32% in both the three and nine month period ended September 30, 1996, respectively, to 19% and 25% for the three and nine month periods ended September 30, 1997, respectively. Interconnection charges in 1997 were reduced by the continuing reduction in interconnection charges in the UK telephony market and by credits relating to interconnection charges of earlier periods which have been calculated based on the actual rates applicable for that period.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 60% and 62% in both the three and nine month periods ended September 30, 1996 to 51% for both the corresponding periods in 1997. The decrease is largely due to reductions in support costs as the Company benefits from the economies of scale resulting from its enlarged operations. The remainder of the decrease is the result of revising, with effect from January 1, 1996, the estimates used in calculating the proportion of labor and overhead costs which is capitalized as a network asset. The impact of the revision was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, selling, general and administrative expenses for the three and nine month periods ended September 30, 1996 would have been reduced by approximately (pound)3.7 million and (pound)10.7 million, respectively. Total labor and overhead costs capitalized in the three and nine month periods ended September 30, 1997 were (pound)22.5 million and (pound)62.8 million, respectively, compared to (pound)9.7 million and (pound)28.3 million for the corresponding periods in 1996. The Company expects that its selling, general and administrative expenses will continue to decline as a percentage of revenue, as revenues increase and the efficiency gains of its fixed cost base are increasingly exploited. In addition, the Company is currently reducing its selling, general and administrative costs through a planned restructuring program, reducing company and sub-contract employees by up to 1,400 people. The Company expects that this redundancy program will result in cash savings of approximately (pound)40 million for the first full year following the implementation of such program. A charge of (pound)2 million is included in the third quarter 1997. The final costs of the redundancy program are expected to be reflected in the full year results.

Depreciation expense increased 72% from (pound)29.4 million in the three month period ended September 30, 1996 to (pound)50.6 million in the three month period ended September 30, 1997 and by 51% from (pound)84.1 million in the nine month period ended September 30, 1996 to (pound)127 million in the nine month period ended September 30, 1997. This increase was attributable to capital expenditure associated with the Company's continuing construction activities and, with effect from January 1, 1996, the revision of the estimated useful lives of cable and ducting assets from 25 years to 20 years. The effect of this revision on depreciation expense was accounted for entirely in the fourth quarter 1996, however, had the revision been accounted for with effect from the beginning of the first quarter 1996, depreciation expense for the three and nine month periods ended September 30 1996 would have increased by approximately (pound)2.5 million and (pound)6.9 million, respectively. In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials. The impact of this change for the nine months ended 30 September, 1997, was an additional depreciation charge of (pound)8,250,000, with activation labour now depreciated over 8 years rather than 20 years.

Amortization expense remained stable at (pound)6.6 million in both the three month periods ended September 30, 1996 and 1997, respectively, and increased slightly from (pound)19.6 million in the nine month period ended September 30, 1996 to (pound)19.8 million in the nine month period ended September 30, 1997.

OTHER INCOME/(EXPENSE)

The Company's share of the net losses of its Affiliated Companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)4.0 million and (pound)5.6 million for the three month periods ended September 30, 1996 and 1997, respectively, and (pound)11.4 million and (pound)15.9 million for the nine month periods ended September 30, 1996 and 1997, respectively.

Financial expenses, net, consist primarily of interest expense of (pound)37.5 million and (pound)100.7 million for the three and nine month periods ended September 30, 1997, respectively, ((pound)26.0 million and (pound)78.3 million for the corresponding periods in 1996) and foreign exchange losses of (pound)8.5 million and (pound)32.8 million for the three and nine month periods ended September 30, 1997, respectively ((pound)7.6 million and (pound)55.2 million for the corresponding periods in 1996) offset in part by interest income earned on short-term investments and loans to Affiliated Companies of (pound)2.1 million and (pound)6.2 million for the three and nine month periods ended September 30, 1997 ((pound)2.9 million and (pound)14.4 million for the corresponding periods in 1996). Interest expense increased by (pound)11.5 million and (pound)22.4 million in the three and nine month periods ended September 30, 1997, respectively, primarily as a result of the interest expense on higher outstanding borrowings relating to the Senior Secured Facility (as defined below) entered into in May 1996 and higher accrued interest expense on the Senior Discount Debentures (as defined below) issued by the Company in October 1995. The foreign exchange losses arise principally from the re-translation of the US Dollar denominated debentures to Pounds Sterling using the September 30, 1997 exchange rate and marking the associated hedging instruments to their market value at September 30, 1997. It is the Company's policy to hedge non-Sterling denominated borrowings to reduce or eliminate exchange rate exposure.

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

The Senior Secured Facility is divided into two tranches, the first, Tranche A, is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998, with full repayment by December 31, 1998. The second tranche, Tranche B, is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. Borrowings under the Senior Secured Facility are secured by assets including the partnership interests and shares of subsidiaries of the Company and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. The

Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein. The failure to comply with such covenants could result, in extremis, in all such amounts outstanding under the facility becoming due and payable. As at September 30, 1997, the Company has drawn down (pound)145 million and (pound)257.5 million under Tranche A and Tranche B, respectively.

The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at September 30, 1997, the aggregate notional principal amount of the swaps was (pound)350 million.

On October 3, 1995, the Company raised ,734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually and commenced on April 1, 1996. Interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. The proceeds of the issue were used by the Company to fund general working capital, capital expenditures, additional investments in Affiliated Companies, to repay a credit facility entered into by a directly wholly owned subsidiary and to purchase the currency hedge arrangements described below.

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

The Company incurred a net cash outflow from operating activities of (pound)16.6 million in the nine month period ended September 30, 1997 compared with a net cash outflow of (pound)21.0 million in the nine month period ended September 30, 1996.

The Company incurred a net cash outflow from investing activities of (pound)323.1 million and (pound)335.3 million in the nine month periods ended September 30 1996 and 1997, respectively. The Company's principal investing activities continue to be the construction of the network and the provision of funding to the Affiliated Companies, and in the nine month period ended September 30, 1996, the acquisition of a franchise covering the Worcester area from Bell Cablemedia for (pound)9.8 million.

Cash (used in)/provided by financing activities amounted to ((pound)20.8) million and (pound)298.5 million in the nine month period ended September 30, 1996 and 1997, respectively. Cash (used in)/provided by financing activities principally related to loan arrangement and agency fees of (pound)18.0 million relating to the (pound)1.2 billion Senior Secured Facility which were paid in the nine month period ended September 30, 1996, and to the drawdown of (pound)302.5 million under the Senior Secured Facility in the nine month period ended September 30, 1997.

At September 30, 1997, the construction of the Company's broadband network had passed approximately 72.5% of the homes in its owned and operated franchise areas compared to 61% of homes in its owned and operated franchises at September 30, 1996. Total capital expenditure in the nine month period ended September 30, 1997 was (pound)340.7 million compared with (pound)361.3 million in the nine month period ended September 30, 1996. The Company has started to implement a reduction in the pace of its network construction and its expenditure on certain discretionary capital projects.

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

Cash and deposit balances at September 30, 1997 were (pound)25.7 million.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances and anticipated revenues) required to substantially complete the construction of the owned and operated network, to fund the Company's operations, to upgrade older portions of the network, and to pay interest on the Company's debt will be provided by the Senior Secured Facility. There can be no assurance that the Company will not elect to use alternative funding sources or that the Company's current anticipated funding requirements will be in line with expectations.

ITEM 3--- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                         PART II ---- OTHER INFORMATION



ITEM 1 ---- LEGAL PROCEEDINGS.

None


ITEM 2 ---- CHANGES IN SECURITIES AND USE OF PROCEEDS.

None


ITEM 3 ---- DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4 ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5 ---- OTHER INFORMATION.

None


ITEM 6 ---- EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits

         27 ----  Telewest Communications plc financial data schedule
         99 ----  Telewest Communications plc Press Release issued on
                  October 30, 1997 with respect to results of operations for the nine month period ended September 30, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).

b.       Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TELEWEST COMMUNICATIONS PLC

                                          By: /S/ CHARLES J BURDICK
                                              ---------------------------------
                                              Name: Charles J Burdick
                                              Title: Chief Financial Officer
                                              (duly authorized signatory
                                              and principal financial officer)





November 11, 1997

                                    EXHIBITS


EXHIBIT

27       ---        Telewest Communications plc Financial Data Schedule


99       ---        Telewest Communications plc Press Release issued on October
                    30, 1997 with respect to results of operations for the nine month period ended September 30, 1997 (including unaudited consolidated financial statements prepared in accordance with UK GAAP)