Form 10-K
period 1997-12-31
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1998-03-31
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)

[   ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ To ______

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



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AT MARCH 2, 1998, 927,567,600 ORDINARY SHARES OF 10P EACH WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF THE ORDINARY SHARES ON THE LONDON STOCK EXCHANGE ON SUCH DATE HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY (POUND)194,764,583.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED MARCH 31, 1998, TO BE DELIVERED TO SHAREHOLDERS IN CONNECTION WITH THE 1998 ANNUAL GENERAL MEETING OF SHAREHOLDERS, ARE INCORPORATED BY REFERENCE INTO PART III.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                  Page

Item 1.     Business Proceedings..................................................................................  3
Item 2.     Properties Proceedings.................................................................................47
Item 3.     Legal Proceedings......................................................................................47
Item 4.     Submission of Matters to a Vote of Security Holders....................................................47

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................................49
Item 6.     Selected Financial Data................................................................................56
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................56
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..............................................56
Item 8.     Financial Statements and Supplementary Data............................................................56
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................56

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant....................................................56
Item 11.     Executive Compensation................................................................................57
Item 12.     Security Ownership of Certain Beneficial Owners and Management........................................57
Item 13.     Certain Relationships and Related Transactions........................................................57

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................57


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

         References in this document to homes "passed" are to homes in respect of which network construction has been completed, and references to homes "passed and marketed" are to homes passed where marketing has commenced. References in this document to the number of "equity homes," "equity homes passed," "equity homes passed and marketed," "equity businesses," equity customers" and "equity lines" are to the number of homes, businesses, customers or lines, respectively, within franchises owned by a company multiplied by such company's effective equity interest in such franchises (e.g., a franchise with 100 homes in which such company has an effective interest of 25% would represent 25 equity homes for such company). Unless otherwise indicated in this document, "equity homes," "equity homes passed," "equity homes passed and marketed," "equity businesses," "equity customers" and "equity lines" are calculated for the purposes of this document for all periods on the basis of a company's effective interest in its franchises as at the date of this document.

         Unless the context requires otherwise, references in this document to the Company include its direct and indirect subsidiaries but do not include the Affiliated Companies (as defined herein). All information with respect to the number of homes and businesses in a franchise area is based on the most recent published U.K. census data (1991) with respect to homes and the relevant company's estimates with respect to businesses. All information with respect to the number of homes "passed" or "passed and marketed" is based on physical counts made by the relevant company during the network construction or marketing phases (or in the case of homes acquired after network construction or marketing was completed by another operator, based on the records of such operator). All information with respect to the number of homes in an Affiliated Franchise (as defined herein) is based on the most recent published U.K. census data (1991), and all other information concerning the Affiliated Companies has been provided by (or derived from data provided by) the Affiliated Companies.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS:

         All statements other than statements of historical fact included in this document, including without limitation the statements incorporated herein from the Company's 1997 Annual Report and 1998 Proxy Statement are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to British Telecommunications plc ("BT") and others as a provider of telephony service; the ability of the Company to manage growth and expansion; the ability of the Company to improve operating efficiencies (including through cost reductions);

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

ITEM 1.  BUSINESS

OVERVIEW

         The Company is a leading provider of cable television and residential and business cable telephony services in the U.K. The Company owns and operates 28 cable franchises (the "Owned and Operated Franchises") and has minority equity interests in three U.K. cable operators (the "Affiliated Companies"), which own and operate seven additional franchises (the "Affiliated Franchises"). As of December 31, 1997, the Owned and Operated Franchises and the Affiliated Franchises covered approximately 25.7% of the homes in the U.K. in areas for which cable franchises have been awarded. The Owned and Operated Franchises and the Affiliated Franchises together include approximately 5.2 million homes and approximately 344,000 businesses, of which approximately 4.4 million and approximately 290,000 are the Company's equity homes and equity businesses, respectively. As of December 31, 1997, the Company's network in such franchises had passed approximately 3,318,000 of the Company's equity homes (approximately 3,097,000 of which had been passed and marketed) and the Company had approximately 687,000 equity cable television customers, 923,000 equity residential telephone lines and 117,000 equity business telephone lines.

         The Company's 28 Owned and Operated Franchises, which include approximately 4.0 million homes, are managed in four Regional Franchise Areas:
London South and the South East (including Croydon, Kingston, Richmond, Basildon, Chelmsford and Gravesend), Scotland and the North East (including Dundee, Edinburgh, Perth, Gateshead and Newcastle upon Tyne), Avon, Cotswolds and the Midlands (including Bath, Bristol, Cheltenham, Gloucester, Telford, Dudley, Wolverhampton, Walsall, Worcester and Kidderminster) and the North West (including St. Helens and Knowsley, Wigan, Preston, Southport, North and South Liverpool and Blackpool). The seven Affiliated Franchises include approximately
1.2 million homes and provide the Company with an additional 401,000 equity homes. The Affiliated Franchise areas include Birmingham, parts of North London and Windsor.

         The Company provides a wide variety of cable television, cable telephony and on line services. Such services are provided over a hybrid fibre-coaxial network (i.e., high capacity broadband) which has been designed to enable the Company to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. The Company currently provides analogue services over the network, and expects to begin introducing digital services over the network in one franchise by the end of 1998. Such digital services may include pay-per-view programming, near-video-on-demand ("NVOD"), cable television Internet access, electronic mail, home shopping and banking.

         As of December 31, 1997, network construction was completed for approximately 75.0% of the homes in the Owned and Operated Franchises and 89.4% of the Affiliated Franchises and approximately (pound)1,973 million had been invested in the construction of the network of the Owned and Operated Franchises and (pound)753 million had been invested in the construction of the networks of the Affiliated Franchises (in each case including the costs of cable, ducting, network electronic equipment and subscriber connections). The Company anticipates that network construction will be completed for more than 77% of the homes in the Owned and Operated Franchises and 92% of the Affiliated Franchises by December 31, 1998 and expects that the remaining construction of the networks will be substantially completed by the end of year 2003.

         In addition to the construction of a hybrid fibre-coaxial network in each of its franchises, the Company is developing an inter-franchise network to link the individual networks of the Owned and Operated Franchises and the Affiliated Franchises (the "Interfranchise Network"), carrying voice, data and video traffic between the franchises. The Interfranchise Network is expected to provide a number of benefits to the Company, including increased telephony margins resulting from reduced payments of interconnection fees to national carriers for domestic long distance calls. The Interfranchise Network is scheduled to be completed by the middle of 1998.

         The following table sets forth certain data concerning the Owned and Operated Franchises and Affiliated Franchises at and for the years ended December 31, 1995, 1996 and 1997. Except as otherwise noted in the footnotes to this table, all information with respect to SBCC is included only from and after October 3, 1995 (the date of completion of the Merger).

                                 Owned and Operated                    Affiliated
                                     Franchises                       Franchises(1)                   Total(1)
                                     ----------                       -------------                   --------
                          1995          1996       1997        1995      1996     1997       1995      1996        1997
                          ----          ----       ----        ----      ----     ----       ----      ----        ----
CABLE TELEVISION
Homes passed..........   1,987,344    2,575,142  2,970,168   242,415   316,878  347,563   2,229,759  2,892,020  3,317,731
Homes passed and
marketed..............   1,831,458    2,335,953  2,760,184   235,196   290,882  336,398   2,066,654  2,626,835  3,096,582
Basic customers.......     401,469      528,142    605,988    56,003    71,457   81,364     457,472    599,599    687,352
Basic penetration
rate (2)..............       21.9%        22.6%      22.0%     23.8%     24.6%    24.2%         N/A        N/A        N/A
Average monthly
revenue per
  customer (3)........(pound)21.32(4) (pound)22.95(pound)23.40 (pound)19.16(pound)20.35(pound)21.27     N/A      N/A     N/A
Average churn rate ...    41.0%(5)     33.4%(6)   34.0%(6)  31.5%(5)  28.9%(6) 37.0%(6)         N/A        N/A         N/A

RESIDENTIAL TELEPHONY

Homes passed..........   1,750,288    2,396,658  2,791,684   237,940   299,603  347,913   1,986,228  2,696,261  3,139,597
Homes passed and
marketed..............   1,652,604    2,254,734  2,725,154   229,956   288,307  337,173   1,882,560  2,543,041  3,062,327
Residential customers.     429,405      620,377    810,358    48,250    65,724   84,324     477,655    686,101    894,682
Penetration rate (7)..       26.0%        27.5%      29.7%     21.0%     22.8%    25.0%         N/A        N/A        N/A
Residential lines
connected.............     430,926      627,009    836,168    48,549    66,512   86,372     479,475    693,521    922,540
Average monthly
revenue per
  line (8)............(pound)20.48(9) (pound)20.26(pound)19.19 (pound)27.25(pound)27.05(pound)24.86     N/A      N/A     N/A
Average churn rate
per line .............   21.8%(10)     19.6%(6)   20.0%(6)  23.8%(10) 25.8%(6) 29.9%(6)         N/A        N/A        N/A


BUSINESS TELEPHONY
Business customers....      14,225       20,882    25,475     1,760      2,416    2,856     15,985      23,298     28,331
Business lines
connected.............      40,021       67,823   100,989     7,496     10,746   15,684     47,517      78,569    116,673
Average number of
business lines
  per customer
(11)..................         2.8          3.2       4.0          4.3        4.4      5.5     N/A      N/A     N/A
Average monthly
revenue per
  line (12)...........(pound)58.92(13) (pound)54.50(pound)43.62(pound)75.39(13)(pound)71.95(pound)71.29     N/A      N/A     N/A
Average churn rate
per line .............   12.4%(14)     14.5%(6)  15.0%(6)    25.0%(14)   24.8%(6) 23.1%(6)     N/A      N/A     N/A

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

(4) If the Merger had been completed on January 1, 1995, the average monthly revenue per subscriber would have been (pound)21.11 in 1995.

(5) Average cable television churn rate for the period represents (i) the total number of cable television customers who terminated basic service or whose service was terminated by the Company during such period, divided by
      (ii) the average number of basic cable television customers in such period. If the Merger had been completed on January 1, 1995, the average cable television churn rate for the Owned and Operated Franchised would have been 44.5% in 1995.

(6) Prior to 1996, the calculation of churn included those customers who moved homes and reconnected elsewhere in one of the Owned and Operated or Affiliated Franchises and consequently overstated customer dissatisfaction with the service provided. From 1996, the Company revised the basis on which "churn" is calculated to exclude those customers who moved their cable service from one premises to another within one of the Owned and Operated Franchises. Average churn rate for 1996 and 1997 represents (i) the total number of customers who voluntarily or involuntarily terminated service during such period, divided by (ii) the average number of customers in such period.

(7) Residential telephony penetration rate at a specified date represents (i) the total number of residential cable telephony customers at such date, divided by (ii) the total number of homes passed and marketed for residential cable telephony at such date.

(8)   Average monthly revenue per residential line for each period represents
      (i) one-twelfth of the total residential cable telephony revenue for such period, divided by (ii) the average number of residential cable telephony lines in such period.

(9) If the Merger had been completed on January 1, 1995, the average monthly revenue per line would have been (pound)20.69 in 1995.

(10) Average residential telephony churn rate per line for the period represents (i) the total number of residential cable telephony lines terminated by customers or the Company during such period, divided by (ii) the average number of residential cable telephony lines in such period. If the Merger had been completed on July 1, 1995, the average residential telephony churn rate per line for the Owned and Operated Franchises would have been 21.8% in 1995.

(11) Average number of business lines per customer at a specified date represents (i) the number of business cable telephony lines at such date, divided by (ii) the number of business cable telephony customers at such date.

(12) Average monthly revenue per business line for each period represents (i) one-twelfth of the total business cable telephony revenue for such period, divided by (ii) the average number of business cable telephony lines in such period.

(13) If the Merger had been completed on December 1, 1995, the average monthly revenue per line would have been (pound)59.39 in 1995.

(14)  Average business telephony churn rate per line for each period represents
      (i) the total number of business cable telephony lines terminated by customers or the Company during such period, divided by (ii) the average number of business cable telephony lines in such period. If the Merger had been completed on January 1, 1995, the average churn rate per line for the Owned and Operated Franchises would have been 13.1% in 1995.

RECENT DEVELOPMENTS

         The Owned and Operated Franchises and Affiliated Franchises now include more than 25.7% of the U.K. homes in areas covered by cable licenses. One of every three homes passed by the networks of the Owned and Operated Franchises subscribe for one or more of the Company's services and more than 50% of the Company's customer's subscribe for both cable television and cable telephony services.

         Over the past few years, the Company has devoted substantial resources to rapidly constructing its network in accordance with licence construction milestones, while also actively developing and marketing various cable telephony, television and Internet products and servicing its customers. In the second quarter of 1997, with the Company's network approximately 69.8% complete, the Company decided to significantly reduce the pace of its network construction and increase its focus on developing and marketing attractive product offerings and enhancing customer service.

         The Company has reduced the pace of its network construction from passing an average of approximately 35,000 new premises per month in 1997 to passing approximately 5,000 new premises per month in 1998. In addition, to improve operating and management efficiencies, during 1997 the Company streamlined its franchise operations by consolidating the management of its franchises into four regional franchise areas, rather than the previous seven. In connection with the consolidation of franchise management and other initiatives to improve operating efficiencies, in the second half of 1997 the Company announced and implemented a 25% reduction in the size of its work force. The reduction in the pace of network construction is expected to significantly reduce the Company's capital expenditure and the reduction of the work force and the introduction of various operating efficiencies are expected to result in significant on-going operating cost reductions.

         During 1997 the Company also implemented various initiatives to strengthen its product offering and enhance its customer services. For example, the Company trialed a further development of its Teleplus combined cable television and telephony package, offering customers a "mini basic" package with smaller number of channels, telephone line rental, free local calling within the Company's Regional Franchise Areas at certain times and access to premium television channels for a cost lower than that of the Company's traditional basic package. Based on the success of these trials, in early 1998 the Company introduced a variety of new combination packages (including the "mini basic" package), marketed as Millennium, into all of its franchises.

In March 1997 the Company entered into a consortium with other U.K. cable operators to provide a pay-per-view movie service for their cable television subscribers, marketed as "Front Row". The joint venture has entered into contracts with Columbia Tristar, Warner Brothers and Buena Vista International and additional contracts are under negotiation. The Company expects the Front Row service to be available in all of its franchises starting in the second quarter of 1998 at a cost of approximately (pound)3 per movie. All of the Company's cable television customers will have access to the Front Row service, with most being able to order programs directly from their television remote controls.

         As part of its initiative to improve customer service and provide improved information to management about the Company's customers that can be used to develop new product offerings to meet customer needs and more effectively market its services, the Company has committed to invest approximately (pound)30 million for a comprehensive new customer management system throughout the Company. Parts of the system were completed in 1997 system is expected to be substantially complete by the end of 1998.

         In 1997, the number of Company customers increased by more than 22.8%, from 790,349 at December 31, 1996 to 970,173 at December 31, 1997, and during the year the number of cable television customers increased by 14.7%, the number of residential telephony lines increased by 33.4% and the number of business telephone lines increased by 48.9%. Residential telephony penetration increased by 2.2% in 1997 to 29.7% but churn increased from 19.6% to 20% and revenues from the Company's expanding business telephony service increased by 27% to (pound)43.8 million. Cable television penetration remained stable for most of the year at 22.0% but declined from 22.6% in 1996. Cable television churn increased slightly from 33.4% to 34%.

         The Company's revenues increased significantly in 1997 to (pound)386.5 million from (pound)290.3 million in 1996, reflecting primarily an increase in customers resulting from the Company's continued network construction and aggressive marketing efforts. In addition, the Company achieved positive EBITDA (earnings before share of net losses of affiliates, interest, taxes, depreciation and amortization) of (pound)49.6 million for the period ended December 31, 1997.

         On February 5, 1998, NTL Incorporated ("NTL") and Comcast UK Cable Partners Limited ("Comcast") announced a proposed merger of their U.K. cable interests. Comcast's assets include a 50% interest in Cable London plc ("Cable London") and a 27.5% interest in Birmingham Cable Corporation Limited ("Birmingham Cable"). The Company currently has a 50% and 27.5% interest in Cable London and Birmingham Cable, respectively. Pursuant to existing arrangements between Comcast and the Company, the Company has the right to acquire Comcast's interest in both Cable London and Birmingham Cable as a result of the proposed change of ownership of Comcast. The Company currently is considering its options with respect to Cable London and Birmingham Cable.

         On March 29, 1998 the boards of the Company and General Cable plc ("General Cable") announced that merger discussions between their two companies were at an advanced stage which may result in a recommended offer being made by the Company for the outstanding ordinary shares of General Cable.

         General Utilities Holdings Limited ("GUHL"), a subsidiary of Compagnie Generale des Eaux ("CGE"), has entered into an agreement with the Company on March 29, 1998 whereby it has agreed that, if the Company announces a firm intention to make an offer within prescribed terms on or before 3.00 p.m. on April 15, 1998 (or such later time or date as shall be agreed), GUHL will irrevocably accept such offer in respect of its entire holding of 146,785,916 General Cable ordinary shares (representing approximately 40 per cent of General Cable's issued share capital). The prescribed terms referred to above include the following:

         o an offer of 1.243 new Ordinary Shares and 65 pence in cash for every General Cable share and 0.622 new ADSs and the equivalent in U.S. dollars of 325 pence in cash for each General Cable ADS; and

         o a reorganisation of the board of directors of the Company so that it will initially consist of seven non-executive directors (designated by U S WEST, TCI, Cox, SBC and CGE), four executives (to include one executive member of the General Cable board) and three independent non-executive directors (to include a nomination from the board of General Cable).

         The Company announced that it is intended that the cash component of the offer would, if made, be provided by means of an issue of up to 259 million new Ordinary Shares, to be underwritten by major shareholders of the Company at
92.5 pence per share. It is envisaged that arrangements will be made to enable the Company's public shareholders to participate in this issue.

         The board of General Cable has indicated that it will recommend the proposed offer if made. Likewise, U S WEST, TCI, SBC and Cox have indicated their support for the proposed offer.

         There can be no assurance that these discussions will result in any proposal being put to General Cable's shareholders, or if so put, would be accepted. Any offer would be made only by means of formal offer documentation, which in the United States would include a prospectus.

CABLE TELEVISION

   Overview

         The Company, through its predecessor companies, began offering cable television in the U.K. in 1985. The Company derives its cable television revenues from connection charges, monthly basic and premium service fees,

"pay-per-view" program fees, cable publications and advertising charges. As at December 31, 1997 the Company had passed and marketed approximately 2,760,184 of the 2,970,168 homes passed in the Company Owned and Operated Franchises and had a cable television penetration rate of approximately 22.0%.

   Programming

         The Company currently offers more than 50 channels to its customers as part of its basic service and 14 channels as part of its premium service offering (including bonus channels provided in connection with the subscription for certain premium channels). The Company obtains its programming from a variety of sources, including BSkyB, terrestrial broadcasters and other programming suppliers. The Company generally arranges its programming so that the same programming appears on the same channel number in each of the Regional Franchise Areas, thereby facilitating the use of the same marketing materials (including monthly programming guides such as "The Cable Guide") across the Regional Franchise Areas.

         Customers can choose to receive basic service programming alone or together with premium programming. The following table sets out the basic and premium service programming currently offered by the Company (most of which is carried on dedicated channels and some of which is carried on shared channels):


             PROGRAMMING                                 DESCRIPTION
             -----------                                 -----------
BASIC SERVICE
-------------
NEWS AND INFORMATION
Arcade                                                   Local text advertisements
Bloomberg Information Television                         Business news
BBC News 24                                              24 hour news channel from the BBC
Cable 17                                                 Local information, lifestyle and news
Channel One                                              News and information for the London area
Channel One Avon                                         News and information for the Avon area
Channel One Liverpool                                    News and information for the Liverpool area
CNN International (1)                                    24-hour international news service
EBN(1)(2)                                                European business news
The Parliamentary Channel (1)(3a)                        Live coverage of Parliamentary proceedings
Sky News (2)(4)                                          24-hour U.K. news service
The Channel Guide                                        Summary of programming schedule

GENERAL INTEREST
BBC1                                                     Terrestrial television
BBC2                                                     Terrestrial television
Bravo (1)(2)                                             Cult films and television series
Challenge TV (1)(2)                                      Game shows
Channel 4                                                Terrestrial television

             PROGRAMMING                                 DESCRIPTION
             -----------                                 -----------

Channel 5                                                Terrestrial television
Eurosport                                                International sporting events
ITV                                                      Terrestrial television
Live TV (5)                                              Live entertainment and local programming
Liverpool Live                                           Live entertainment and local programming
Living (1)(2)                                            Lifestyle programming
Edinburgh Live                                           Live entertainment and local programming
NBC                                                      U.S. programming
QVC (2)                                                  Home shopping
Sci Fi Channel (2)                                       Science fiction programming
Carlton Food Network                                     Culinary programming
Carlton Select                                           Comedy and drama
Sky One (2)(4)                                           General entertainment
Sky Soap (2)(4)                                          Soap operas
Sky Travel (2)(4)                                        Travel programming
The Discovery Channel (1)(2)                             Documentary programming
Discovery Home and Leisure (1)(2)                        Lifestyle programming
Travel                                                   Travel programming
TNT (1)                                                  Classic films
UK Gold (1)(2)                                           Classic U.K. television programming
UK Style (1)                                             Lifestyle channel
UK Horizons (1)                                          Documentary programming
UK Arena (1)                                             Arts and drama
Granada Plus (2)                                         General entertainment and classic U.K. programming
Granada Men and Motoring (2)                             Automotive programming
Granada Good Life (2)                                    Leisure programming
The Paramount Comedy Channel (2)                         Comedy channel

CHILDREN
Nickelodeon (2)                                          Children's entertainment
The Cartoon Network (1)                                  Children's cartoons
Trouble/TCC (1)(2)                                       Teenage and children's programming
Rapture (3b)                                             Teenage and educational programming

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

MUSIC
Country Music Television Europe (2)                      Country music videos
MTV (2)                                                  Music videos

             PROGRAMMING                                 DESCRIPTION
             -----------                                 -----------

Performance - The Arts Channel                           Classical music and opera
The Box                                                  Music videos selected by customer requests
The Landscape Channel                                    Classical music accompanying scenic videos
VH-1 (2)                                                 Music videos

PREMIUM SERVICE
GENERAL INTEREST
The Disney Channel (2)                                   Family and children's programming

SPORTS
Sky Sports (2)(4)                                        U.K. and international sports
Sky Sports 2 (2)(4)                                      U.K. and international sports
Sky Sports 3(2)(4)                                       U.K. and international sports
The Racing Channel                                       Live horse racing

MOVIES
HVC                                                      Adult action, adventure and horror films
Playboy Television (1)(2)                                Adult entertainment
Sky Movies (2)(4) *                                      24-hour feature films
Sky Movies Gold (2)(4) *                                 Classic films
Television X                                             Adult entertainment
The Adult Channel                                        Adult entertainment
The Movie Channel (2)(4)(6)                              24-hour feature films


-------------------------
Notes:

(1) TCI, U S WEST or Cox (or their affiliates) own interests in or manage the provider of this programming.

(2) Programming distributed or marketed by British Sky Broadcasting Group or its affiliates ("BSkyB").

(3a) The Company owns an interest of approximately 27% in the provider of this programming.

(3b) The Company owns an interest of approximately 4% in the provider of this programming.

(4)   Programming acquired from BSkyB.

(5) Live TV is provided by Live TV Ltd., whose ultimate owner is part of The Mirror Group plc, a leading U.K. newspaper publisher. Lord Borrie QC (a director of the Company) is a director of The Mirror Group plc. CPP-1, a joint venture of affiliates of TCI, U S WEST and SBC, together with three other U.S. companies with interests in U.K. cable operators, has a 10% interest in Live TV.

(6)   Now known as Sky Screen 1 and Sky Screen 2.

         The Company's basic service also includes a wide range of terrestrial and satellite radio stations and, where available, NICAM stereo audio feeds for television channels. In addition, the Company also offers multi-channel, digital, audio-only services to business customers (including one service in which an affiliate of TCI has a 49% interest).

         As part of its strategy to offer customers a broader range of entertainment programs, the Company intends to introduce a "pay-per-view" analogue movie service, to be marketed as "Front Row". This service is to be provided by a cable industry consortium ("Front Row") owned by Telewest (40%), CableTel Programming Inc (40%), General Cable (13%) and Diamond Cable Communications Ltd. (7%). The consortium has entered into contracts with Columbia Tristar, Warner Brothers and Buena Vista International which entitle the consortium members to distribute movies on a pay-per-view basis to their customers. The pay-per-view window is generally six months in advance of the time movies are released for pay television premium channels. This service is expected to launch in the Company's franchises in the second quarter of 1998. The Company intends to carry other "pay-per-view" services as and when they become available.

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

         The Company obtains a significant amount of its programming from BSkyB, a leading supplier of cable programming in the U.K. and the exclusive supplier of certain programming. Its programming generally is popular in the U.K. and is important in terms of attracting and retaining cable television customers. In April 1995, Old Telewest entered into a seven-year contract with BSkyB (the "BSkyB Contract") that will expire in April 2002. Pursuant to the terms of the BSkyB Contract, BSkyB provides the Old Telewest franchises with 10 BSkyB channels. The former SBCC franchises have, since February 16, 1996, been provided with BSkyB programming pursuant to an industry rate card, which sets out the terms and conditions for the supply of programming by BSkyB to those operators in the U.K. cable industry who do not have separate agreements with BSkyB. BSkyB also offers this programming (together with additional programming) to its DTH satellite customers, in competition with the Company and all other cable operators throughout the U.K. The BSkyB Contract grants to Old Telewest a non-exclusive right and license to receive BSkyB's channels and "pay-per-view" services (which, for the purposes of the BSkyB Contract, will include (when available in the U.K.) NVOD but not video-on-demand) and, subject to available capacity and certain other conditions, to distribute the channels to residential, commercial and public premises customers and distribute the "pay-per-view" services to residential customers. The agreement provides for the parties to negotiate in good faith for the provision of "pay-per-view" services for commercial customers, subject to the acquisition of programming for such services.

         Under the BSkyB Contract, and in respect of the industry rate card for the former SBCC franchise areas, customer fees payable to BSkyB for each customer are different for residential, commercial and public premises customers and vary according to the channels subscribed for and, in the case of commercial customers, according to the number of rooms for which the service is provided. Fee arrangements for "pay-per-view" programs are negotiated separately for each event. The monthly fees for basic channels under the BSkyB Contract and the industry rate card are subject to annual increases which are equal to the greater of 7% or the amount of the annual change in the U.K. Retail Price Index under the contract and the industry rate card. Customer fees for premium channels are linked to BSkyB's DTH satellite subscription prices. Old Telewest has the option to bring the former SBCC franchise areas into the contract subject to the satisfaction of certain conditions. The aggregate amount paid by the Company to BSkyB with respect to the year ended December 31, 1997 was (pound)67.5 million.

         In July 1995, the Office of Fair Trading ("OFT") declared that the BSkyB Contract was registerable under the Restrictive Trade Practices Act of 1976 and that certain of the provisions in the agreement were significantly anti-competitive. As a result, BSkyB submitted proposals to the OFT amending the relevant provisions, and the Company, in principle, accepted such proposals. The OFT has opined that the proposals address its concerns on the anti-competitive provisions. However, the European Commission has indicated that certain of the remaining provisions may contravene European competition law. If the parties are unable to persuade the European Commission to the contrary, and the parties do not modify the provisions in issue, the European Commission may initiate formal proceedings. If at the end of those formal proceedings the European Commission maintains its original position, it may issue a decision declaring that such provisions infringe European competition law and are therefore void. The Company does not anticipate that any such decision would impose any other sanction.

         The Company also obtains a significant amount of its programming 13 programming channels) from providers which Flextech plc ("Flextech"), a publicly quoted U.K. company (approximately 36.8% of which is owned by an affiliate of TCI and approximately 6.7% of which is owned by an affiliate of U S WEST and approximately 13.2% of which is owned by Cox), and other affiliates of TCI either own interests in or manage. In addition, affiliates of U S WEST, TCI and SBC are partners in CPP-1, a joint venture with three other U.S. cable operators which has a 10% interest in Live TV. Live TV is carried by the Company's network. The Company believes that programming obtained from all the affiliated programming suppliers is obtained on terms no less favorable than those available to unrelated third parties.


   Advertising

         In the twelve months ended December 31, 1996 and 1997, the Company's revenue from advertising was approximately (pound)1,326,000 and (pound)1,729,000, respectively. The Company has allocated one channel on its network for local advertising (typically text and still graphics). In addition, with the programming provided to the Company by a number of suppliers (not including programming supplied by BSkyB or terrestrial broadcasters, which together currently account for the vast majority of television viewing time by cable customers in the U.K.), the Company typically is allocated time (usually one or two minutes per channel per hour) during which the Company can insert advertising. The Company has entered into a contract with a subsidiary of The Mirror Group plc which acts as the Company's agent for the sale of such advertising time.

CABLE TELEPHONY

   Overview

         The Company, through its predecessor companies, began offering cable telephony in the U.K. in 1992. The Company derives its cable telephony revenues from connection charges, monthly line rental charges, call charges, residential service charges (e.g., call waiting), business service charges (e.g., private business line and centrex) and interconnection fees payable to the Company by other operators. As at December 31, 1997, the Company had passed and marketed approximately 2,725,154 homes for cable telephony, had 836,168 residential lines for 810,358 customers (representing a residential cable telephony penetration rate of approximately 29.7%) and had installed an aggregate of 100,989 business lines for 25,475 customers.

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

         Business Services. The Company markets its cable telephony services to selected businesses and institutions within its franchise areas. The Company believes that these targeted businesses and institutions represent attractive potential customers because (a) they have a high volume of calls, many of which are high-margin local calls that can be switched and delivered entirely by the Company, (b) the Company generally can serve these needs with its existing technology and network and without investing in costly research and development of new networks and products, (c) the persons making the decisions with respect to selecting telephony service are usually located in the Company's Regional Franchise Areas and (d) by targeting specific segments, the Company directs significant advice and support to a specific, targeted customer base. As of December 31, 1997, the Company served approximately 25,000 business customers and had installed 101,000 business lines.

         The Company offers a range of special business services that it believes are particularly attractive to small- and medium-sized businesses and institutions. For example, the Company provides high-capacity private lines to carry voice and data between two or more locations within a Regional Franchise Area (e.g., between two branch offices) and now provides high-capacity private lines to connect voice and data between locations in different Regional

Franchise Areas and other areas of the U.K. through the Interfranchise Network to the extent completed. This ability will increase substantially when the network is fully operational. See "New Initiatives -- The Interfranchise Network". In addition, the Company offers a "CENTREX" service, which provides the switching of internal and outside calls for multi-line businesses from outside the customer's premises, thus saving the customer the cost of purchasing or leasing its own switching equipment. The Company currently also offers ISDN service to its business customers in certain Regional Franchise Areas, which permits the high speed, simultaneous transmission of voice, data and video over the telephone line. The Company currently anticipates rolling-out the ISDN service over time to the other Regional Franchise Areas. See "On-Line Service -- Internet Access."

         With the introduction of "number portability" in the U.K. in September 1996, the Company began offering BT customers the opportunity to transfer their service to the Company without changing their existing telephone number. As of December 31, 1997, the Company had implemented number portability in all Regional Franchise Areas for residential and business customers of all service providers (as required by the Company's Telecommunications Licenses).

         Internet Access. In 1996, the Company began offering customers Internet access through its own Internet service provider, Cable Internet Limited. This access had been extended to all Regional Franchise Areas by the end of 1997. The Company currently provides three Internet access services: dial-up services primarily for residential customers, leased lines for business customers and network access for wholesale customers. The Company also intends to offer higher speed Internet access to business customers using ISDN lines. The Company has completed a technical trial of high speed Internet access using cable modems and intends to develop this opportunity further in 1998 as international standards develop.

         Digital Services. The Company intends to introduce digital technology in the U.K. in one franchise area in the second half of 1998. Digital technology allows operators to provide more channels (through digital compression of analogue signals), and higher quality pictures and sounds. Through the introduction of digital technology, the Company expects to be able to offer customers up to 240 programming channels (as compared to the 52 channels currently offered by the Company through its analogue service), which will enable the Company to provide services such as NVOD and digital pay per view. It will also enable the Company to use its broadband network to provide additional services such as cable television Internet access, electronic mail, home shopping and banking. The Company believes that digital technology will enable it to offer customers substantial additional choice and flexibility in selecting the services desired.

         The Company's digital head-end will be built at its Knowsley franchise, where the programming and services will be received by satellite, terrestrial broadcast or videotape and converted into a digital signal for transmission over the Company's broadband franchise networks and into customer homes and businesses. The Interfranchise Network will enable the Company to use a single digital head-end to transmit the digital signal to remote units in each of the Company's franchises, thereby avoiding the need to install a separate digital head-end in each franchise and maintain personnel at each such head-end. See

"The Interfranchise Network." The Company intends to continue to offer customers analogue services, as it rolls out the digital services.

  The Interfranchise Network

         In 1996 the Company commenced construction of the Interfranchise Network, which will link the 28 Owned and Operated Franchises and the seven Affiliated Franchises. The Interfranchise Network is on schedule to be completed by the middle of 1998.

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

PRICING

         The Company offers a variety of pricing options, including single service pricing and pricing for combinations of the Company's services.

         In 1996, the Company began offering combined pricing packages under the brand name "Teleplus". In 1997, the Company trialed a further development of Teleplus, offering customers a "mini basic" package with smaller number of channels, telephone line rental, free local calling within the Company's Regional Franchise Areas at certain times and access to premium television channels, for a lower cost than that of the Company's traditional basic package. Based on the success of these trials, in early 1998 the Company introduced a variety of new packages, marketed as "Millennium", into all of its franchises. All of the packages provide access to the Company's Front Row pay-per-view movie service. The Millenium packages were initially principally targetted at former customers and homes which have never subscribed for a service from the Company.

         Cable TV

         The Company currently charges either (pound)17.99 (if the customer elects the direct debit payment option) or (pound)18.99 per month for its standard basic cable television only service (approximately 50 channels and one converter box which provides cable service to one television). Premium channels range in price from (pound)4.00 per month per channel to (pound)9.00 per month per channel, depending on the channels selected. Customers receive discounts for the purchase of multiple premium channels. An additional monthly fee of (pound)4.49 is charged for each additional converter box. All converter boxes remain the property of the Company and a refundable (pound)20.00 deposit may be charged for each box. Typically, the Company charges a one-time cable television connection fee of (pound)30.00, although the Company often offers reduced or no connection charges for cable television when service is first provided in an area or an area is remarketed. All prices indicated above include U.K. value added tax ("VAT").

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

         For residential telephony customers, the Company offers a three-tier price structure for line charges (which is in addition to the call charges discussed above). The monthly charge for customers subscribing for the telephony service only is (pound)7.89 per line, providing a saving of (pound)1.00 per month over BT's equivalent charge. The monthly charges for special services such as call waiting or call diversion vary between (pound)1.00 and (pound)2.00 per service. Initial installation charges are (pound)30.00 as compared to BT's equivalENT charge of (pound)116.33. However, because most telephony customers already have an existing BT line, the Company's installation fees are often discounted to encourage customers to switch service providers.

         The Company's line charges for business customers (which are in addition to the call charges discussed above) are also competitive with those of BT and Mercury Communications Limited ("Mercury") and other suppliers. The Company's monthly line rental charge for a business customer as at December 31, 1997 varies by service from (pound)10.99 and its line installation charge varies according to the number of lines installed (from (pound)50 for the first line to (pound)30 for each subsequent line). All prices indicated above exclude VAT.

         As a consequence of owning its own switching equipment (as discussed below), the Company can provide more pricing and feature options to its customers. For example, the Company currently offers business telephony customers various discount plans based on usage and other factors.

   Millennium Package Pricing

         In order to encourage customers to subscribe for both television and telephony service and based on the successful trials of the mini basic package in two franchises in 1997, in early 1998 the Company introduced the combined cable television and telephony Millennium packages into all of its franchises. The charge for the Millennium packages vary between (pound)12.99 and (pound)21.99 per month, depending on the package selected. The packages provide different combinations of basic telephony and television service together with free local calls to other customers within the Company's Regional Franchise Areas at certain times and the option to acquire one or more premium channels for an additional (pound)8.00 to (pound)20.00 (depending upon the number of premium channels selected) and access to the Company's Front Row pay-per-view movie service. The (pound)12.99 Millennium package offers customers a low priced entry point for a mini basic service of 14 channels (reduced from the approximately 50 channels historically offered by the Company as part of its basic service), telephone line rental, free local calls to other customers within the Company's Regional Franchise Areas at certain times, plus access to premium channels and Front Row. The installation charge for customers subscribing for both cable television and telephony services at the same time is (pound)30.00. Customer benefits from the Millennium packages include more flexibility, choice and pricing as well as the convenience of dealing with a single provider for two services. The Company believes that the

Millennium product provides it with an effective way to cross-promote its services and retain customers.

SALES AND MARKETING

         The Director of Sales and Marketing leads the Company's residential sales and marketing activities with a staff of sales and marketing representatives in the field and in the corporate offices handling advertising, promotion and related matters. In addition, there is a Head of Residential Sales and Marketing at each Regional Franchise Area who directs the sales and marketing for that area. A Managing Director of Business Services leads the Company's business service operations, sales and marketing activities and is supported by Directors of Business Services in the Regional Franchise Areas. The corporate marketing staff and the field marketing directors and their staff meet on a frequent basis to review sales and marketing results at each of the franchises and to exchange ideas with respect to various sales and marketing practices. From time to time, the Company also discusses sales and marketing practices with the Affiliated Companies.

         As the Company's business develops, the Company is focusing less on door-to-door sales and more on integrated marketing strategies, which combine direct sales, telemarketing, direct mail and retail. As part of this approach, several campaigns were conducted during the year, spreading awareness of "Telewest Communications" throughout the franchise areas. In communities where the network is most built out, these integrated strategies are designed to emphasize the Company's core strengths of value, choice and service.

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

CUSTOMER SERVICE

         Customer service is primarily handled locally by each of the Regional Franchise Areas. Approximately 600 customer service representatives report to the Managing Director and Head of Customer Operations at each of the Regional Franchise Areas.

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

         One important measure of customer satisfaction is the service churn rate among customers. A customer may terminate service by prior written notice to the Company. The Company may terminate a customer's service when the customer becomes delinquent in payment. The Company's experience to date is that the churn rate is highest shortly after a customer first activates a service. The Company's churn rates for basic cable television service increased from 33.4% in 1996 to 34.0% in 1997 and for residential telephony line service from 19.6% in 1996 to 20.0% in 1997. The Company believes that the increase in cable television churn is primarily due to the significant increase in the pricing of premium channels, resulting from an increase in their wholesale cost of programming, which was implemented in November 1997, coupled with a temporary decline in customer service standards as a result of the restructuring and redundancy programme implemented in the fourth quarter of 1997. The Company believes that the increase in the residential telephony churn is primarily due to the temporary decline in customer service and increased competition. The Company also believes that churn rates for business telephony line service increased from 14.5% in 1996 to 15.0% in 1997 primarily due to the Company's efforts to market its service to a broader range of business customers.

         The Company seeks to minimize customer churn by providing customers with a combination of attractive, competitively-priced programming and telephone services and strong customer service. The Company also is introducing a new customer management system to improve customer service and implementing strict credit procedures to reduce terminations by the Company due to delinquent payments. The Company regularly surveys its customers to determine their satisfaction with the service provided and attempts to improve such service based on the explanations offered by customers who cancel their service. In order to reduce terminations by customers and improve debt collection, the Company encourages customers to pay bills by direct debit by offering lower prices to customers who pay with direct debit.

  NETWORKS

  Construction

         Broadband Network. The Company expects that the broadband cable network in the Owned and Operated Franchises will cover approximately 41,000 kilometers and pass approximately 4.4 million homes when substantially completed. As at December 31, 1997, the Company had completed construction of the network passing approximately 75.0% of the homes in the Owned and Operated Franchises. The Company anticipates that the remaining construction will be substantially completed by the end of 2003. Construction of the broadband cable network has commenced at all of the 28 Owned and Operated Franchises. The Company plans the construction in the Owned and Operated Franchises based on various factors, including construction milestone requirements (as discussed below), network design considerations (e.g., location of head-end), franchise demographics and facilitation of interconnection with other Owned and Operated Franchises.

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

         The following table sets out the aggregate future milestones for each of the Company's seven franchise areas. The actual milestones that the Company is required to meet are specified individually for each of the franchises within the Regional Franchise Areas. Consequently, the Company could meet the aggregate milestones for a given franchise area, but still fail to meet one or more individual franchise milestones and therefore subject a Telecommunications License to the risk of revocation or termination.


                  LONDON       SOUTH                    AVON AND                   NORTH        NORTH
      AS OF        SOUTH        EAST       MIDLANDS    COTSWOLDS     SCOTLAND       EAST         WEST
 DECEMBER 31,(1)MILESTONES   MILESTONES   MILESTONES   MILESTONES   MILESTONES   MILESTONES   MILESTONES
 -------------- ----------   ----------   ----------   ----------   ----------   ----------   ----------
     1998         378,000     379,000      614,000      445,000      549,000      294,000      654,000
     1999            -        424,000      614,000      456,000      549,000      340,000      654,000
     2000            -           -            -         470,000      554,000         -         654,000
     2001            -           -            -         484,000      562,000         -         695,000
     2002            -           -            -         498,000      574,000         -         740,000
     2003            -           -            -            -         584,000         -         778,000
     2004            -           -            -            -            -            -         792,000


----------------------------

         (1)      All milestone information is rounded to the nearest thousand.

         In late 1997 the Company applied for, and the ITC granted, amendments to the construction milestones in the LDSLs for two franchise areas to delay the required construction. The Company currently is in the final stage of discussions with OFTEL regarding amendments to the construction milestones in the Telecommunications Licenses for four franchise areas. OFTEL has agreed to the Company's proposed amendments and is proceeding with the required public consultation with respect to the amendments. The Company expects final action on the proposed amendments by the middle of 1998 and believes that the amendments will be granted in view of the substantial network construction completed by the Company to date and the compliance of the proposed amendments with the general OFTEL amendment criteria. However, there can be no assurance that any amendments will be granted or granted within the expected time period.

         If the amendments are granted as requested, the Company will complete construction passing the same total number of premises as provided under the Telecommunication Licenses as currently in effect (3,630,000 premises) by the same termination date currently provided in such licenses (December 31, 2004), but with a different construction schedule. Under the amended milestones, scheduled construction in 1998 would be reduced to approximately 5,000 premises per month from approximately 21,000 premises under the current milestones and construction in 1999 would also be lower than currently scheduled. Construction levels under the amended licenses in the later years would be higher than those under the current milestones.

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

                                                         CABLE                CABLE
         MILESTONE              BIRMINGHAM              LONDON             CORPORATION
           DATE                MILESTONE(1)             MILESTONE(1)        MILESTONE(1)
           ----                ------------             ------------        ------------
December 31, 1997                 275,000               257,000              264,000
December 31, 1998                 325,000               287,000              264,000
January 31, 1999                  400,000               409,000              264,000
December 31, 1999                 450,000                  -                    -


----------------------

         (1) The milestones for the Affiliated Companies are specified in the Telecommunications Licenses for 12-month periods ending on the last day of various months. All milestones are presented on an annualized pro forma basis for 12-month periods ending on December 31. All milestone information is rounded to the nearest thousand.

         Although the Company believes certain of the Affiliated Companies may be seeking amendments to the construction milestones in their Telecommunications Licenses, the Company does not have details of any such amendments and cannot determine the likelihood that any such amendments will be granted or the timing thereof.

         Interfranchise Network. For information regarding the Company's interfranchise network, see "Cable Telephony -- The Interfranchise Network".

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

         The Company is building a broadband Interfranchise Network to carry voice, data and video traffic between the franchises which is expected to be completed in mid-1998. See "Cable Telephony -- Interfranchise Network."

         In December 1996, the Company was awarded an international facilities license under the Telecommunications Act 1984 by the Secretary of State for Trade and Industry. This has enabled the Company to establish direct relationships with international PTOs and further reduce the cost of international carriage. In December 1996, the Company began connecting its Regional Franchise Areas to Telstra (the Australian PTO) to carry a portion of the Company's international telephony traffic. See "Certain Regulatory Matters -- Interconnection Arrangements."

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

         The Company's principal suppliers include the following: McNicholas Construction Company Limited, M&N Contractors Limited, AMEC Utilities Limited, Moywest Limited, Ashbourne Communications U.K. Ltd, JP Fitzpatrick, J Murphy and Sons Limited, Kelly Communications (civils and activations contractors); Nortel Ltd and GPT Telecommunication U.K. Limited (telephony switching equipment); General Instruments Inc. and Scientific-Atlanta Broadbank Europe Inc. (addressable converter boxes); Antec International and Tratec U.K. Ltd (cable TV distribution equipment); Nokia Telecommunications and DSC Technics Limited (telephony transmission equipment); Times Fiber Communications Inc. and Commscope (coaxial cable); GPT Telephone Cables (fibre-optic and copper cable); and Eltek Limited and Alpha Technologies (power supply equipment).

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

FRANCHISES

   Regional Franchise Areas

         The Company owns 28 cable franchises in the U.K. and holds licenses to provide cable television and cable telephony services within each of its franchise areas. The Company's 28 franchises are managed in four Regional Franchise Areas: (i) London South and South East; (ii) Scotland and North East;
(iii) Avon, Cotswolds and Midlands; and (iv) the North West. The franchises within each Regional Franchise Area are clustered together, which provides the Company with several benefits, including (a) providing economies of scale in the construction and marketing of the cable network and the management of the franchises, (b) enabling the Company to provide local switching services for a large number of customers without incurring the high costs of connecting geographically dispersed areas, (c) providing a regional market for advertisers that generally is not available through broadcast or satellite media and (d) enabling the Company to offer local programming on a more cost-effective basis. Each of the Owned and Operated Franchises are wholly-owned by the Company.

         The following table sets forth certain data concerning the Company's seven franchise areas at and for the twelve-month period ended December 31, 1997:

                            LONDON     SOUTH                 AVON AND                 NORTH       NORTH
                             SOUTH      EAST     MIDLANDS    COTSWOLDS   SCOTLAND     EAST        WEST       TOTAL
                             -----      ----     --------    ---------   --------     ----        ----       -----
Franchise homes.........    420,703    493,140     634,839     564,069    666,461     354,098     828,694  3,962,004
Franchise businesses....     29,706     35,690      47,581      42,891     28,584      14,450      61,612    260,514


CABLE TELEVISION
Homes passed............    381,389    262,146     493,833     412,931    561,179     227,228     631,462  2,970,168
Homes passed and            364,264    245,674     451,724     379,254    519,085     215,364     584,819  2,760,184
marketed ...........
Basic customers.........     80,243     63,353      95,385      78,450    113,138      48,827     126,592    605,988
Penetration rate (1)....      22.0%      25.8%       21.1%       20.7%      21.8%       22.7%       21.6%      22.0%
Additional Outlets......     32,398     32,778      22,959      37,364     61,552      25,164      28,574    240,789
Average monthly revenue
per
  customer (1)..........(pound)25.00(pound)23.47(pound)21.87(pound)22.85(pound)25.04(pound)23.13(pound)22.41(pound)23.40
Average churn rate (1)..      34.1%      33.7%       34.9%       34.5%      38.6%       26.9%       31.6%      34.0%


RESIDENTIAL TELEPHONY
Homes passed............    365,115    262,146     466,963     410,228    455,751     223,945     607,536  2,791,684
Homes passed and marketed   357,357    245,694     451,724     379,371    494,891     212,135     583,982  2,725,154
Residential customers (2)    73,397     79,031     151,183     114,264    143,906      69,646     178,931    810,358
Penetration rate (1)....      20.5%      32.2%       33.5%       30.1%      29.1%       32.8%       30.6%      29.7%
Residential lines            78,158     82,121     152,626     119,435    149,097      70,901     183,830    836,168
connected...............
Average monthly revenue
per
  line (1)..............(pound)25.09(pound)20.02(pound)16.95(pound)19.68(pound)18.81(pound)17.76(pound)18.68(pound)19.19
Average churn rate
  per line (1)..........      15.2%      18.1%       20.6%       14.8%      21.0%       15.2%       21.4%      20.0%


BUSINESS TELEPHONY
Business customers......      4,736      1,430       3,364       5,037      4,232       1,603       5,073     25,475
Business lines connected     22,991      5,360      16,440      20,670     13,346       4,111      18,071    100,989
Average number of
business
  lines per customer (1)        4.9        3.7         4.9         4.1        3.2         2.6         3.6        4.0
Average monthly revenue
per
  line (1)..............(pound)51.50(pound)50.23(pound)36.32(pound)38.68(pound)47.16(pound)56.51(pound)37.91(pound)43.62
Average churn rate
  per line (1)..........       5.8%      37.3%        3.2%       17.2%      23.2%       19.5%       21.1%      15.0%


----------------------------

Notes:

(1)   For the definitions of these terms, see the footnotes to the table on page
      2.

(2) The information set forth under "Residential Customers" represents the number of residential lines connected, which is greater than the actual number of residential customers.

   Description of Regional Franchise Areas

         The following is a brief description of each of the Company's four Regional Franchise Areas:

         London South and South East. The London South and South East Regional Franchise Area includes the franchise areas formerly designated as London South and South East. The London South portion of this franchise area covers approximately 360 square kilometers and includes three franchise areas (Croydon, Sutton and Merton, and Kingston and Richmond). The London South area has approximately 421,000 homes and approximately 30,000 businesses and includes a suburban section of Greater London as well as the large business center of Croydon. The Croydon franchise was awarded in 1983 and is the oldest one owned by the Company. Construction of the Croydon network began in 1985. Much of the Croydon network was constructed before cable telephony generally was offered by cable operators in the U.K. However, the Company has provided cable telephony service to business customers in the Croydon business center over its telephony-only network since 1991 and now offers telephony service to its residential customers in Croydon. Construction in Croydon for cable television was substantially completed in 1990 and construction for telephony was completed in 1996. Construction in the Sutton and Merton franchise began in 1990 and in the Kingston and Richmond franchise in 1991 and are now both complete.

         The South East portion of this franchise area covers approximately 1,600 square kilometers and includes two franchise areas (North Thames Estuary and South Thames Estuary) covering the areas of Basildon, Chelmsford, Gravesend and Maidstone. The South East area has approximately 493,000 homes and approximately 36,000 businesses. Construction in the South East area began in February 1994 and is ongoing.

         Avon, Cotswolds and Midlands. The Avon, Cotswolds and Midlands Regional Franchise Area includes the franchise areas formerly designated as Avon and Cotswolds, and the Midlands. The Avon and Cotswolds portion of this franchise area covers approximately 2,120 square kilometers and includes Bath, Bristol, Cheltenham, Gloucester, Frome, Warminster, Taunton & Bridgewater and Weston-super-Mare. The Avon and Cotswolds area has approximately 564,069 homes and approximately 43,000 businesses. Construction in the Avon Area began in 1990 and construction in the Cotswolds area began in July 1994 and construction in both areas is ongoing.

         The Company granted to Trans-Global a carried interest in respect of the Avon, Cotswolds and South East areas in connection with the Company's acquisition of those franchise areas in consideration for services provided by Trans-Global to the Company in connection with such acquisitions. The carried interest entitles Trans-Global to certain payments in respect of each such franchise areas either (a) within 60 days after the fifth anniversary of the date when 50% of the homes within a given franchise area are passed or (b) at Trans-Global's option, at any time prior to such date upon 60 days' notice. The carried interest payments will equal 0.75% of the product of ten times the annual operating income of such franchise areas (subject to certain adjustments), after deducting outstanding debt and equity financing and interest and adding an amount equal to the working capital of such franchise areas (or subtracting an amount equal to their working capital deficit). The Company does not expect any such payments to have a material impact on the liquidity or capital resources of the Company.

         The Midlands portion of this franchise area includes the areas of Telford, Dudley, Wolverhampton, Worcester, Walsall and Kidderminster. The Midlands area includes approximately 635,000 homes and approximately 48,000 businesses. Construction for cable television service began in 1991. In 1993, a retrofit program was undertaken to make both cable television and cable telephony services available to all homes previously passed in the Midlands area and, since then, all new construction provides both cable television and cable telephony services. This retrofit program was completed by the end of 1994, and all homes passed in the Midlands area are capable of receiving both television and telephony services. Construction of the Telford franchise was completed in 1994 and construction of the Dudley, Wolverhampton, Walsall and Kidderminster franchise is ongoing.

           Scotland and North East. The Scotland and North East Regional Franchise Area includes the franchise areas formerly designated as Scotland and the North East. The Scotland portion of this franchise area covers approximately 3,000 square kilometers and includes nine franchise areas (Edinburgh, the second largest financial center in the U.K., as well as Cumbenauld and Monklands, Dumbarton, Dundee, Falkirk and Livingston, Fife and East Lothian, Glenrothes and Kirkcaldy, Motherwell and Perth) in the southern region of Scotland. The Scotland Area covers approximately 666,461 homes and approximately 29,000 businesses. Construction in the Edinburgh franchise began in March 1992 and construction of the broadband networks in all the other franchises in the Scotland Area was begun in 1990 by the prior owner of such franchises and is ongoing by the Company.

           The North East portion of this franchise area covers approximately 640 square kilometers and includes Gateshead, Newcastle upon Tyne, North Tyneside and South Tyneside. The North East area has approximately 354,000 homes and approximately 14,000 businesses. Construction in the North East area was commenced by the previous owner in 1990 but was halted by that owner in 1991. Construction was restarted by the Company in May 1993 and is ongoing.

          North West. The North West Regional Franchise Area includes the areas of St. Helens and Knowsley, Wigan, Preston, Southport, North and South Liverpool and Blackpool. The North West area includes approximately 829,000 homes and approximately 62,000 businesses. Construction in the North West area began in 1990 and is ongoing.

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

AFFILIATED COMPANIES

         The Company owns minority equity interests in three Affiliated
Companies: Birmingham Cable, Cable London and Cable Corporation. The Affiliated Companies own an aggregate of seven cable franchises in the U.K. As of December 31, 1997, the aggregate amount invested by the Company in the Affiliated Companies was approximately (pound)135.7 million. Of the Company's 4.4 million equity homes, approximately 400,500 represent the Company's equity interest in the approximately 1.2 million homes owned and operated by the Affiliated Companies. These investments have enabled the Company to grow by acquiring interests in a number of franchises and homes. For information concerning the implications of the proposed merger of NTL and Comcast on the Company's interests in Birmingham Cable and Cable London, see "Recent Developments."

         The Company believes that it benefits by the regular exchange of information with the Affiliated Companies. Although the Company has certain shareholder rights discussed below and a representative on the board of directors of each of the Affiliated Companies, the Company does not control the day-to-day management operations of the Affiliated Companies.

         The following table sets out, unless otherwise indicated, as at and for the year ended for December 31, 1997, certain information concerning the Affiliated Companies:

                                         BIRMINGHAM                 CABLE LONDON              CABLE CORPORATION
                                         ----------                 ------------              -----------------
                                                 COMPANY'S                  COMPANY'S                    COMPANY'S
                                                  EQUITY                     EQUITY                        EQUITY
                                     TOTAL       INTEREST        TOTAL      INTEREST       TOTAL          INTEREST
                                    (100%)        (27.5%)       (100%)       (50.0%)      (100%)           (16.5%)
                                    --------    -----------     -------    -----------    -------        ---------
FRANCHISE HOMES..............          471,094         129,551    444,978        222,489     293,720         48,464
FRANCHISE BUSINESSES.........           31,200           8,580     35,000         17,500      17,500          2,888

CABLE TELEVISION
Homes passed.................          444,069         122,119    358,707        179,354     279,337         46,091
Homes passed and marketed....          429,638         118,150    345,163        172,582     276,761         45,666
Basic customers..............          116,995          32,174     82,655         41,328      47,652          7,863
Penetration rate (1).........            27.2%           27.2%      23.9%          23.9%       17.2%          17.2%
Additional Outlets...........           35,652           9,804     32,811         16,406      13,694          2,260
Average monthly revenue per
  customer (1)...............     (pound)19.22    (pound)19.22(pound)22.92   (pound)22.92(pound)23.71   (pound)23.71
Average churn rate (1)                   37.6%           37.6%      36.6%          36.6%       37.1%          37.1%

RESIDENTIAL TELEPHONY
Homes passed.................          444,069         122,119    358,707        179,354     281,459         46,441
Homes passed and marketed....          429,638         118,150    345,163        172,582     281,459         46,441
Residential customers........          123,354          33,922     80,193         40,097      62,458         10,306
Penetration rate (1).........            28.7%           28.7%      23.2%          23.2%       22.2%          22.2%
Residential lines connected..          123,354          33,922     84,289         42,145      62,458         10,306
Average monthly revenue per
  line (1)...................     (pound)20.98    (pound)20.98(pound)28.21   (pound)28.21(pound)29.01   (pound)29.01
Average churn rate
  per line (1)...............            28.1%           28.1%      32.1%          32.1%       28.3%          28.3%
BUSINESS TELEPHONY
Business customers...........            3,748           1,031      2,961          1,481       2,087            344
Business lines connected.....           19.379           5,329     12,713          6,357      24,230          3,998
Average lines per customer                 5.2             5.2        4.3            4.3        11.6           11.6
 ........
Average monthly revenue per
  line (1)...................     (pound)56.55    (pound)56.55(pound)61.23   (pound)61.23(pound)86.37   (pound)86.37
Average churn rate
  per line (1)...............            33.1%           33.1%      23.7%          23.7%       11.1%          11.1%


(1) For the definitions of the terms, see the footnotes to the table on page 2.

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

         Under Birmingham Cable's articles of association, the consent of holders of 50% or more in aggregate of its issued ordinary share capital ("Majority Investor") and, in certain cases, the holders of 33-1/3% or more (in aggregate) of its issued ordinary share capital ("Significant Investors") is required before Birmingham Cable and any of its subsidiaries can take certain actions relating to themselves or their businesses. Currently, TWH and Comcast are jointly a Majority Investor and General Cable is a Significant Investor. The Co-ownership Agreement generally requires TWH and Comcast to agree with respect to the exercise of their rights relating to their jointly-owned shares.

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

         The articles of association of Birmingham Cable generally prohibit a shareholder from transferring legal or beneficial ownership of its shares without giving each other shareholder a right of first refusal to acquire its proportionate amount of such shares. The Co-ownership Agreement also generally provides that neither party thereto shall transfer (including by virtue of certain changes of control (as defined therein)) its interest in shares of Birmingham Cable without first offering the other party a right of first refusal to purchase such shares in accordance with the terms of the agreement. The Co-ownership Agreement requires a party intending to make such a transfer to notify the other party of its intention to make such transfer, to participate in an appraisal of its shares of Birmingham Cable and to offer such shares to the other party at the appraised value. See "Recent Developments."

         In February 1995, Birmingham Cable entered into a ten-year (pound)175 million loan facility to finance the construction of its network and operations (the "Birmingham Credit Facility"). Pursuant to the terms of the Birmingham Credit Facility, payments or distributions to the shareholders of Birmingham Cable, including payments of management fees, dividends, interest and principal on loans to Birmingham Cable from its shareholders, are restricted based on certain conditions related to the financial performance of Birmingham Cable and its subsidiaries. Certain financial covenants in the Birmingham Credit Facility were amended by a Supplemental Agreement dated March 12, 1997. The shareholders of Birmingham Cable contributed an aggregate of (pound)7 million in equity in January 1997 and contributed an additional (pound)7 million of equity in the first quarter of 1998.

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

         The articles of association of Cable London generally prohibit a shareholder from transferring legal or beneficial ownership of its shares without giving each other shareholder a right of first refusal to acquire its proportionate amount of such shares. A change of control in the shareholding company will cause the issue by Cable London of a transfer notice in respect of that company's shares in Cable London to the other shareholder in Cable London. See "Recent Developments."

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

           In May 1997, Cable London entered into a (pound)170,000,000 loan facility (the "Cable London Facility") to finance capital expenditure, working capital and costs of construction and operation of all cable telephony and television franchises of Cable London and its subsidiaries, general corporate purposes and to re-finance the (pound)60,000,000 loan facility entered into by Cable London in June 1995. Pursuant to the terms of the Cable London facility, payments or distributions to the shareholders of Cable London, including payments of dividends, loans or other payments or interest on them, or payments of principal or interest on subordinated debt are restricted. Certain payments are permitted if made in the ordinary course and payment of dividends or payments on subordinated debt are only permitted after June 30, 2001 provided that certain financial covenants are met. Management fees accruing at the rate of (pound)55,000 per month may be paid from time to time provided that certain financial covenants are met. As a condition precedent to the completion of Cable London Facility, the Company and Comcast UK Cable Partners Limited, the principal shareholders of Cable London, entered into deeds of subordination which provide that prohibited payments otherwise due to the shareholders from Cable London and its subsidiaries would accrue and would not be paid until all sums due under the Cable London facility has been satisfied. Cable London will be required to repay (pound)40,000,000 of the Cable London Facility on June 30, 1999 and the remainder of the facility will be repaid commencing on December 31, 2001 in six monthly instalments, to be completely repaid by June 30, 2006. Voluntary prepayment is permitted. The facility has been secured by a cross guarantee and debentures by Cable London and its subsidiary companies, and each of the Company and Comcast UK Cable Partners Limited have granted a mortgage over the shares they hold in Cable London in favor of the CIBC Wood Gundy Plc as security agent for the banks, CIBC Wood Gundy Plc, The Bank of New York and Banque Paribas.

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

         In March 1996, the Cable Corporation entered into financing arrangements, including a nine-year (pound)16 million loan facility and certain finance leases to finance the construction of its network and operations (the "Cable Corporation Credit Facility"). The Cable Corporation Credit Facility was terminated in December 1997 when the Cable Corporation was party to a re-financing of General Cable Holdings Limited ("GCHL"), under which GCHL received a revolving and term credit facility of up to (pound)500 million.

EMPLOYEES

         At December 31, 1997, the Company had 4,408 employees. None of these employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

COMPETITION

         The Company's cable television and cable telephony businesses compete with a wide range of companies using a variety of technologies.

   Cable Television

   General

         Broadband cable franchise licenses currently are awarded in the U.K. on an exclusive basis for each prescribed area. However, the current Labor Government in the U.K. stated in its election manifesto in 1997 that it intended to review the Conservative Government's position supporting the exclusive franchise regime. The Company believes that such review will begin soon, although there can be no assurance if or when any such review will be commenced, what the scope or conclusions of such a review will be or what the impact of any such conclusions will be on the Company.

         The Company currently compete with television programming provided by terrestrial stations, DTH satellite services, video cassette rental stores, satellite master antenna television systems and certain narrowband cable system operators, and will compete with digital terrestrial services and may in the future compete with programming provided by video-on-demand and other entertainment services provided by PTOs. The Company also competes with other companies (which may include PTOs and other cable operators) for the award of new franchises, the purchase of existing franchises and new sources of capital.

         The principal current and potential competitors for the cable television business of the Company are the following:

   Broadcast

         Television viewing in the U.K. has long been one of the most popular forms of entertainment and daily viewing time in the U.K. has been among the highest in the world (weekly average of more than 26 hours per person during the fourth quarter of 1997). Five broadcast channels are the predominant source of television programming. Although the terrestrial television channels in the U.K. generally are perceived as providing high-quality programming, an independent market research study indicates that viewers have a desire for a wider variety of television programming. This study indicates that in the U.K., more than one-third of all viewing in homes with cable television or satellite services was of cable or satellite channels. The Company believes that acceptance of alternative programming, together with the relatively high penetration of DTH satellite services and VCRs (discussed below) evidences a willingness by many consumers in the U.K. to pay for additional programming.

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

   DTH Satellite

         In a DTH satellite system, a satellite television service provider obtains programming from a variety of sources (including most of those used by the Company) and transmits the programming signal up to a satellite which then retransmits the signal down to customers. In order to receive satellite service in the U.K., the customer must have an outdoor reception dish, which generally is smaller and less expensive than the "C-band dish" typically used in the U.S., and some form of decoder.

         DTH satellite services are widely available in the U.K. and are becoming increasingly popular. DTH satellite penetration has increased from approximately 500,000 homes in 1989 to 4,000,000 at December 31, 1997. BSkyB is the leading supplier of satellite programming in the U.K. The "Sky Multi Channels" package provided by BSkyB (which includes ten channels provided by Flextech or a provider in which an affiliate of TCI has an interest) offers customers 30 basic channels, four premium channels and three bonus channels.

         BSkyB is the principal competitor of the Company in pay television as well as one of its most important sources of programming. The Company purchases most of the channels provided by BSkyB to its DTH satellite customers.

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

         BSkyB has indicated that it intends to launch a digital service in late 1998 which may provide up to 200 channels including mulitplexed movies, interactive services such as home shopping, home banking and "pay-per-view" sports and movies. The Company intends to launch a digital service in one franchise in the second half of 1998 although there can be no assurance that this will be achieved and a delay may have a negative impact on the Company's offering if it is launched after the satellite digital offering. BSkyB intends to offer digital services through an alliance with British Interactive Broadcasting (BIB). BIB intends to subsidise BSkyB digital set top boxes. BIB, whose shareholders include BT, BSkyB and Midland Bank and Matsushita, has yet to be approved by the European Commission.

   Digital Terrestrial Television Broadcasting

         Under the Broadcasting Act 1996, the ITC has been given responsibility for the licensing and future regulation of digital terrestrial television which, on introduction, is expected to provide 30 or more terrestrial channels serving between 60% and 90% of the U.K. population. Existing terrestrial broadcasters are given guaranteed capacity to simulcast their existing analogue services. In 1997, Carlton Communications and Granada Group formed a joint venture and acquired a licence from the ITC for three transmission frequencies to initially provide 15 digital terrestrial television channels. These channels are expected to broadcast programming that may include BSkyB programming currently available only through DTH satellite or cable television as well as programming from the BBC. Digital terrestrial television will broadcast from land-based transmitters and will be receivable by consumers with conventional aerials. A digital decoder box or integrated digital television set would be needed to view the new channels, which are expected to have digital picture and sound quality. The introduction of digital terrestrial, as well as digital satellite television will provide additional competition for the Company. See "Certain Regulatory Matters -- Future Developments -- Digital Broadcasting."

   Video Cassette Rentals

         In 1997, approximately 88% of the homes in the U.K. owned at least one VCR. The Company believes that this penetration evidences a willingness by many consumers in the U.K. to pay for programming in addition to that provided by the terrestrial broadcasters. The Company believes that the principal competitive advantages of cable television over videotape rentals include elimination of the need for consumers to leave their premises to pick up and return the video cassette and cost (cable programming is significantly less expensive on a per-program basis than rental of videotapes). The principal advantages of videotape rental over cable television are that it provides the consumer with more flexibility in selecting specific programming and the timing of the delivery of such programming and films generally are released earlier for video cassette rentals than for satellite and cable television. This advantage may be reduced by the development by cable operators of pay-per-view programming, which would give cable customers more control over the specific programming viewed and the timing of such programming.

   Video-on-Demand/Pay-Per-View

         Video-on-demand will provide individual customers with the ability to request a specific program for viewing at specified times. Currently, no video-on-demand service is commercially available in the Company's franchises. BT has undertaken a pilot program for this service to the homes of a limited number of BT employees. However, the successful introduction of a video-on-demand service in the Company's franchise areas, particularly by a PTO, would result in the services of the Company being subject to increased competition. In the event a video-on-demand service is offered before the Company's service is offered, the Company's service could be adversely affected. In addition, to the extent that any future video-on-demand services offer more flexibility than the Company's services, the Company's services could be adversely affected.

         BSkyB currently offers its DTH satellite service customers pay-per-view services throughout the U.K., including in the Company's franchises. Cable & Wireless Communications plc ("CWC") (successor to a merger with Mercury Communications and certain U.K. cable operators) currently offers BSkyB's pay-per-view service to its customers over its cable network. The Company currently offers a limited pay-per-view service for selected sporting events and intends to offer its "Front Row" comprehensive pay-per-view movie service starting in the first half of 1998.

   SMATV and Narrowband Systems

         SMATV systems receive television signals from either broadcast or satellite sources and then distribute them by cable to a discrete area of customers, typically within a limited geographic area (such as a block of flats) to less than 1,000 homes. Narrowband systems, which typically serve more than 1,000 homes, are underground cable distribution systems that have significantly less channel capacity than the broadband systems used by the Company. The narrowband systems carry only a limited range of broadcast and satellite programming and provide no voice telephony services. Most narrowband systems are relatively old and serve only limited geographical areas within certain of the Regional Franchise Areas (i.e., the Avon and Cotswolds, North East and South East franchise areas). The Company believes that currently there are only a few SMATV systems licensed for or operating in the franchise areas of the Company and the Company has a right of first refusal on any new SMATV systems license issued for its franchise areas. There also are a number of old narrowband systems that are licensed for or operating in the franchise areas of the Company.

   Other Cable Operators

         Although cable operators in the U.K. generally co-operate on a variety of technical, programming and marketing matters, the operators do compete for the award of new franchises, the purchase of existing franchises and sources of capital. Certain cable operators that compete with the Company now or in the future may have greater financial resources or other advantages which may increase their likelihood of obtaining desirable franchises.

   New Technologies

         The extent to which new media and technologies will compete with cable television systems in the future cannot be predicted and such media or technologies may become dominant in the future and render cable television systems less profitable or even obsolete. For example, the U.K. Government recently announced that it intends to release additional frequencies of the radio spectrum (via auction) for use in the provision of advanced mobile services. Certain of such frequencies would be used for broadband and broadcast applications which could provide increased competition for the Company.

   Cable Telephony

   General

         BT is the largest provider of telephony services for residences and businesses in the U.K. Historically, CWC, (successor to the merger with Mercury Communications Limited) has focused on the business market and long-distance and international telephony services, and has attempted to increase its share of the business telephony market. Cable operators have started to expand into the telephony market and, according to the ITC, there were approximately 3,442,200 cable telephony lines in the U.K. as at January 1, 1997, as compared to approximately 2,039,100 as at December 31, 1996.

   BT

         BT is the principal competitor of the Company in providing telephony services to residential and small- and medium-sized business customers. BT has an established market presence, fully-built network and resources substantially greater than those of the Company.

         The Company seeks to compete with BT primarily by emphasizing the competitive cost and, to a lesser extent, service advantages of its cable telephony services.

         To date, the Company generally has been able to price its cable telephony call charges below those of BT. There can, however, be no assurance that it will be able to continue to do so in the future. BT currently is subject to regulatory controls over the prices it may charge customers. See "Certain Regulatory Matters -- Cable Telephony -- Price Regulation." As a result of these controls, BT has in the past implemented and will in the future be required by its Telecommunications License to reduce its prices further in each of the next few years. The Company has modified its rates in order to maintain its price advantage over BT. There can be no assurance, however, that any such price cuts will not adversely impact the profitability of the telephony operations of the Company.

         The Company believes that BT's competitive strength has been enhanced until recently by the lack of number portability in the U.K. The Company believes that many consumers have been reluctant to transfer their telephony service away from BT or Mercury service until number portability was available. The Company has rolled out number portability to all of its Regional Franchise Areas. See "Certain Regulatory Matters --Cable Telephony -- Number Portability."

   CWC

         The Company also competes with CWC in providing business telephony services and, to a lesser extent, residential telephony services. The Company competes with CWC primarily based on price and services offered. CWC has resources substantially greater than those of the Company, and there can be no assurance that CWC will not expand its business or residential telephony services in the Company's existing markets or that the Company will be able to continue to compete successfully with CWC. See "Industry Background and Company History -- Industry Background."

   Energis Communications

         Energis has substantially finished construction of a national broadband network along existing electrical power pylons to provide telephony services. To date, Energis has not marketed residential telephony lines and generally has concentrated on the smaller business telephony market. The Company expects to compete with Energis primarily based on price and services offered.

   Other Competitors

         The Company also competes in its telephony business with over 160 licensed operators including service providers such as Ionica L3 and Colt Communications. Mobile cellular telephony networks such as Cellnet (in which BT has a 60% interest), Vodafone, Mercury One2One (in which affiliates of U S WEST have a 50% interest) and Hutchison Microtel's "Orange" service, also provide telephony service to customers. Currently, there are a number of competitors who either are offering national services or are looking to offer national services. The Company believes that this increased competition will lead to a broad range of new packages and promotions, thereby resulting in a decrease in the price of U.K. calls. For smaller customers, these new suppliers are likely to offer indirect services as they may not be able to justify direct connection.

ACQUISITIONS AND DISPOSALS
         Although the Company's strategy currently is to build on its existing customer base and increase penetration and revenues per customer, in order to increase revenues and economies of scale, the Company may from time to time acquire one or more new or existing franchises either in public tenders by the ITC, acquisitions from other cable operators or acquisitions of other cable operators. The Company believes that there may be attractive acquisition opportunities in the future as some of the existing franchise holders decide to divest all or a portion of their U.K. for strategic or other reasons or shareholders of other operators determine that their prospects would be enhanced as part of a larger group with the Company. In that regard, the Company has in the past, currently is and may in the future, engage in discussions regarding acquisitions and business combinations in the U.K., some of which may be significant and any of which may ultimately lead to acquisitions or business combinations. Any such acquisitions or combinations may be funded, to the extent available, from internally generated funds, the incurrence of indebtedness or the issuance of equity, or a combination thereof.

         For information concerning certain discussions between the Company and General Cable, see "Recent Developments".

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

   Cable Television Licenses

   General. As at December 31, 1997, Cable Television Licenses had been granted for franchise areas covering approximately 17.0 million homes in the U.K. The ITC is also advertising and awarding LDSLs to extend coverage to those areas not otherwise licensed. To date, the Company has been awarded four (for the Southport, East Lothian, Taunton and Blackpool franchises). LDSLs are awarded under competitive bids to the applicant submitting the highest cash bid (payable annually over the 15-year term of the LDSL), unless it appears to the ITC that there are "exceptional circumstances" (primarily geographic coverage) which make it appropriate to award the license to another applicant. In addition, all applicants must undertake to pay a percentage of qualifying revenue ("PQR") to the ITC in each year of the license together with an annual sum equal to the cash bid indexed against inflation plus certain other payments.

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

         The Broadcasting Act 1996 permitted the initial availability of six television multiplexes, or frequency bands giving substantial national terrestrial coverage, each with the ability to carry several television channels. The legislation included provisions for the ITC's licensing of "multiplex providers", who were allocated, in aggregate, the six multiplexes for 12-year license periods. Each multiplex provider will contract with broadcasters for the transmission of the broadcasters' television services via its allocated frequency band. The initial capacity available for DTT is divided into six transmission networks, each of which will be able to carry a number of different television channels. These networks are known as "multiplexes". Of these six multiplexes, two are wholly reserved for existing broadcasters who are guaranteed places on the multiplexes under the Broadcasting Act 1996. The first will be used by the BBC to transmit existing programmes in digital form and develop new digital services. The second is reserved for channel 3, channel 4 and Teletext Ltd. This multiplex will be licensed and regulated by the ITC. Licences to operate the remaining four were advertised and 3 have now been awarded to British Digital Broadcasting plc (BDB). The fourth multiplex has been awarded S4C Digital Networks Ltd. It will carry the new channel 5 and S4C in Wales

         The Advanced Television Services Regulations, which implemented the Advanced Television Services Directive (Council Directive 95/47/EC on the use of standard for the transmission of television signals) (the "ATS Regulations") came into effect on January 7, 1997. The ATS Regulations cover the provision of digital television services by means of conditional access systems (e.g., by encryption and subscription management systems). They also amend the

Telecommunications Act 1984 to include subscriber management services as telecommunications services, and the systems over which these services are provided as telecommunication systems, in each case subject to the general telecommunications licensing and regulatory regime. The ATS Regulations amended existing telecommunications licences so that conditional access services may only be provided under the Class License for the running of telecommunications systems for the provision of conditional access services (the "Conditional Access Class License"). The ATS Regulations impose an enforceable statutory duty on the provider of conditional access services to ensure that the system used to provide those services has the necessary technical capability for cost effective transcontrol at cable head-ends allowing for the possibility for full control by cable television operators at local or regional level of the services using that conditional access system. "Transcontrol" is the process by which the conditional access operator's control data is removed and replaced so as to enable the rebroadcast of the programming using the cable operator's own conditional access system. There is also a supplemental duty on the conditional access service provider to co-operate with the cable television operator (including by provision of information on a timely basis) to ensure that the latter can take advantage of the primary duty. The ATS Regulations impose duties on the operators of conditional access services who do not simply self-provide (i.e., who do not produce and market those services to third parties) to offer technical services to broadcasters of digitally transmitted services on fair reasonable and non-discriminatory terms so that viewers can receive the broadcasters' services over their own networks.

         Apart from the effect of the ATS Regulations, the provision of conditional access services is regulated under the Conditional Access Class License, issued on January 7, 1997. The Conditional Access Class License regulates the provision of encryption services, subscriber authorization services, subscriber management services and any other conditional access service in connection with digital television services. The provider of such services is required, unless it is only a self-provider, to offer them to broadcasters on a fair, reasonable and non-discriminatory basis and to co-operate to ensure the interconnectivity and interoperability of its system so that the relevant services can be provided. Where a cable operator retransmits a broadcaster's digital television services, the operator of a conditional access service who provides conditional access services to the broadcaster must co-operate with the cable operator so that the cable operator can transcontrol and re-transmit those services cost-effectively and without incurring unnecessary and unreasonable expense. The Conditional Access Class License also incorporates the "fair trading" condition and other conditions including those relating to prohibition on undue preference and undue discrimination, linked transactions, publication of charges, essential interfaces, intellectual property rights and separation of financial accounts. Access control provisions relating to the provision of digital interactive services were included in U.K. telecommunications class licences as of December 31, 1997. The same provisions will be included in all U.K. telecommunications licences (including the Company's Telecommunications Licenses) following the DTI consultation with the industry during 1998. These Access Control provisions allow for OFTEL to regulate digital interactive services. The Director General recently published guidelines on the conditional access licence and on conditional access pricing.

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

   Telecommunications Licenses

   General. A Telecommunications License authorizes a cable operator to install and operate the physical network used to provide cable television and telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the terrestrial broadcasting authorities, satellite broadcasters and

PTOs. Although the Telecommunications License granted to a cable operator is for a particular franchise area, it is not exclusive and, as a result, a cable telephony operator is subject to competition in its franchise area with respect to the provision of telephony services from PTOs (such as BT, CWC and Colt) and other telephony service providers.

         A cable operator's Telecommunications License contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's Telecommunications License also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of technical interfaces) and the manner in which the licensee conducts its business (e.g., publicity of certain prices, terms and conditions). In addition, a cable operator's Telecommunications License contains prohibitions on undue preference and discrimination in providing service. The cable operator's Telecommunications License also requires the licensee to comply with certain codes of practice and to provide information which the Director General may require to carry out his statutory functions.

         All the Company's Telecommunications Licences have been amended by the Director General of OFTEL to replace a number of existing conditions dealing with specific forms of anti-competitive behavior with a "fair trading" condition. This will enable the Director General to act against anti-competitive behavior such as predatory pricing and undue cross-subsidization. The Director General has published guidelines on the types of behavior which he considers to be anti-competitive and on the enforcement procedure to be used. In addition all Telewest telecommunications licences have been modified, resulting in some obligations (e.g., Consumer Code of Practice), being removed but with others, (e.g., an obligation to provide number portability) being implemented. In addition to those Telecommunications Licenses obtained for its cable franchise areas, the Company was also awarded Telecommunication Licenses on January 14, 1997 for all those geographic areas for which it does not hold Broadcasting Licenses and an International Facilities Licence on December 17, 1996, permitting the Company to provide full international telecommunications facilities and services.

         The fees payable for the Telecommunications License consist of an initial fee payable on the grant of the license and annual fees thereafter. The fees are based on a proportion of the costs of the Director General in exercising his functions under the Telecommunications Act. OFTEL recently established a consultation with the industry on a new framework for licence fees.

         A Telecommunications License is not transferable. However, a change of control of a licensee may be permitted subject to compliance with a notification requirement, provided the proposed change is not, in the opinion of the Secretary of State, against the interests of national security or relations with the government of a country or territory outside the U.K.

   Network Construction. Other than for LDSL licenses granted since December 1994, each Telecommunications License prescribes milestones that require the licensee to construct its network to pass a specified number of premises by certain dates. All but the final milestones may be varied by the Director General "if he considers it to be in the interests of sound commercial development" of the system. The final milestone can be modified only following a public comment period and with the approval of the Director General. If the milestones are not met, the Director General may take enforcement action which, if not complied with, could result in the revocation of the Telecommunications License by the Secretary of State. For a discussion of the Company's current milestones and certain amendments being sought with respect thereto, see "Broadband Network".

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

   Interconnect Arrangements

         The ability of cable operators to provide viable voice and other telecommunications services is dependent on their ability to interconnect cost-effectively with the telecommunications networks of the other PTOs in order to complete calls that originate from a customer on their cable network but that terminate off their network or that originate from a customer off their cable network and terminate on their network. Since the Duopoly Review, cable operators have been able to connect their networks without regard to whether they are under common ownership without using the services of BT or Mercury, and with national telecommunications licenses, cable operators are able to link non-contiguous franchises over their private networks (such as the Company's Interfranchise Network).

         PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as the Company (if requested to do so by such a PTO), and the Company has interconnection agreements with BT, Mercury, ACC UK Long Distance Limited and Telstra, as well as certain other cable operators. The BT agreements may be terminated by either party upon two years' notice, the Mercury agreement may be terminated by either party upon one years' notice and, the Telstra Agreement may be terminated by either party on 90 days notice. If the Company is unable to negotiate acceptable terms (including pricing) with BT, Mercury or Telstra in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, the Company may request that the Director General determine such terms. A recent case has established that it is possible for a regulated company to challenge a determination by the Director General of terms of interconnection agreements in the U.K. courts. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

         Through October 1997, OFTEL determined standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges were based on forecast financial statements (on a fully allocated costs basis). Final charges may involve a readjustment of charges made under the interim determination where appropriate. Interim and final charges for the period from April 1, 1996 to September 30, 1997 currently are being determined by OFTEL. Since October 1997, a network change CAP of RPI - 8% is imposed by OFTEL across various baskets of BT interconnect services. Price movements within the baskets are regulated through a system of "ceilings" and "floors", the latter being based on BT's long run average incremental costs.

   Price Regulation

         Although to date the Company generally has been able to price its cable telephony call charges below those of BT, there can be no assurance that it will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers, including a requirement that the overall charges it makes for a basket of services, including local, long-distance and international calls, which for the period up to July 31, 1997 could not be increased by more than (or must be reduced by) an amount equal to the change in the Retail Price Index ("RPI") less 7.5% per annum. As part of its ongoing review of BT's pricing, in February 1996 OFTEL removed the price controls on BT's line charges, thus enabling BT to rebalance line and call charges. For the period July 31, 1997 to July 31, 2001, OFTEL has implemented a new price cap on BT of RPI-4.5%. This price cap is to be applied to BT residential customer prices only, and all BT business prices are excluded. In general, the price controls impose downward pricing pressure in the U.K. telephony market, and any change in such controls may influence the Company's pricing policies.

         BT's license has also now been modified to include the fair trading conditions which prohibits BT from engaging in anti-competitive activity. This provision gives OFTEL broad powers to stop anti-competitive activity by BT, including with respect to pricing. Procedural guidelines have been issued regarding the application of the condition.

         The level of cable telephony service prices charged by the Company and other service providers other than BT currently are not regulated by the Director General, but only in the context of the Fair Trading condition in all PTO licences.

   Number Portability

         In September 1996, with the introduction of "number portability" in the U.K., the Company began offering BT customers the opportunity to transfer their service to the Company without changing their existing telephone number. The Company has now introduced number portability in all of its franchises for residential and business customers of all service providers (as required by the Company's Telecommunications Licenses).

    Europe Regulation

         The U.K. Government has implemented the European Directives on Licensing and Interconnection. The Company believes that the interconnection directive will be amended to include pre-carrier selection "equal access," which is expected to apply to operators with significant market power in the first instance. The U.K. cable industry is currently negotiating with the UK Government on the obligation for accounting separation as provided by the European Interconnection Directive.

         The European Commission currently is consulting with member states on amendments to the Voice Telephony and Cable Directives. The European Commission has published a Green Paper on Convergence, this being the first stage of a consultation on the regulation needed across telecommunications, broadcasting and IT in the long term.

   Restrictions on National PTOs

         The Duopoly Review maintains restrictions upon BT and other national PTOs (except Ionica and Liberty) which prevent BT from conveying or providing entertainment services (such as the cable television services currently provided by the Company) over their national telecommunications networks. The previous U.K. Government stated that the restrictions upon the conveyance of such services may be reviewed in 1998, but the restrictions regarding provision by the PTOs themselves would not be reviewed until at least 2001. The Duopoly Review policy did not, however, prevent the national PTOs from providing cable television services of the kind currently provided by the Company so long as such services are provided by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Company.

ITEM 2.  PROPERTIES

         The Company's principal properties consist of numerous offices, technical facilities, warehouses, customer services centers and retail outlets in the various Regional Franchise Areas and Woking, Surrey. As of March 1, 1998, the Company owned and leased an aggregate of approximately 750,000 square feet (258,000 square feet of which was owned and 492,000 square feet of which was leased). The Company's headquarters and network service center occupy approximately 80,000 square feet of leased space located in Woking, Surrey. The Company believes that its current properties are adequate for its current needs and additional space can be obtained on reasonable terms to accommodate future growth, if needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has not been involved in any legal or arbitration proceedings which have had during the 12 months preceding the date of this Report, or which are reasonably likely to have, a significant effect on the Company's financial position, nor, so far as the Company is aware, is any such proceeding pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    * * * * *
                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instructions G(3), the following information is included as an additional item in Part I:

      Name                           Age(1)             Position Held
      ----                           ------             -------------
Stephen J. Davidson                  42                 Chief Executive
Charles J. Burdick                   46                 Group Finance Director
David R. Van Valkenburg              55                 Group Operations Director
Richard H. Evans                     55                 Group IT Director
Samuel V. Howe                       43                 Director of Marketing
Adrian T. Howe                       36                 Group Financial Controller
Victoria M. Hull                     35                 General Counsel and Company Secretary
J. Howard Watson                     34                 Managing Director of Network Services
Glenn V. Tookey                      40                 Managing Director of Business Services


----------------------

(1)      As of March 1, 1998

         Mr. Davidson has served as a director of the Company since April 1994. He was appointed Chief Executive of the Company in February 1997 and had been Acting Chief Executive since August 1996. Mr. Davidson served as the Finance Director of the Company from January 1993 until August 1996. Previously, he worked for four years at Bankers Trust Company in London where he was a Managing Director with responsibility for clients in the media business throughout Europe.

         Mr. Burdick was appointed Group Finance Director in February 1997 and had been Acting Group Finance Director since September 1996. He was Vice President Finance and Assistant Treasurer at U S WEST Inc. from 1990 to October 1996. Prior to joining U S WEST Mr. Burdick worked in Treasury and Corporate Development positions at Time Warner and Carnation International.

         Mr. Van Valkenburg has served as a director of the Company and as Group Operations Director since June 1997. He is also Executive Vice President for U S WEST International Inc. in London and, prior to commencing work at the Company, was responsible for overseeing the development of U S WEST International's broadband cable interests in mainland Europe and South America from January 1996 to June 1997. Previously, from December 1994 until December 1995 he was a Senior Vice President for the Multimedia Group of U S WEST Media Group, Inc. Prior to this he was President and Chief Operating Officer for MultiVision Cable TV Corp. (a partnership with Merrill Lynch and General Capital Corp.) from April 1990 until December 1994.

         Mr. Evans has served as Group IT Director of the Company since July 1996. Previously he worked with Pearl Assurance plc as General Manager from 1992 through June 1996.

         Mr. S. Howe has served as Director of Marketing since June 1995. Previously he worked for SBCC as Group Director - Marketing from July 1993 to May 1995 and for Cox as Director - Finance and Administration from April 1992 to June 1993.

         Mr. A. Howe has served as Group Financial Controller since May 1995. Previously he worked for BT for four years, his last role being Acting Finance Director of the Personal Communications Division of BT.

         Ms. Hull has served as General Counsel and Company Secretary since July 1994. Prior to joining the Company she was a solicitor in the corporate department of Clifford Chance, where she qualified in 1987.

         Mr. Watson has served as Managing Director of Network Services of the Company since November 1995. Previously, he was Director of Engineering from June 1995 until October 1995. Prior to joining the Company he was Engineering Manager of Cablecom Group of GPT from 1991 until June 1993.

         Mr. Tookey has served as Managing Director of Business Services of the Company since August 1997. He joined the Company in March 1996 as Business Services Director of the South East franchise area. Previously he worked for BT for twenty years, most recently working as in Product Marketing, Marketing and Development.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF ORDINARY SHARES AND AMERICAN DEPOSITARY SHARES; RECORD HOLDERS; DIVIDENDS

     The information required by this item is included in the 1997 Annual
Report to shareholders under the headings, "Share and ADS Information," "Registrar and Depositary" and "CREST - Share Settlement System" on pages 78 and 79 and is incorporated herein by reference.

CERTAIN TAX CONSEQUENCES OF OWNERSHIP OF ORDINARY SHARES AND ADSs.

GENERAL

     The following generally summarizes the principal U.K. and U.S. federal income tax consequences of the purchase, ownership and disposition of Ordinary Shares or ADSs (evidenced by ADRs) that are residents or citizens of the U.S. and hold the Ordinary Shares or ADSs as capital assets ("U.S. Holders"). BECAUSE THIS IS A GENERAL SUMMARY, PROSPECTIVE PURCHASERS OF ORDINARY SHARES OR ADSS WHO ARE U.S. HOLDERS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE U.S. FEDERAL, STATE AND LOCAL TAX CONSEQUENCES, AS WELL AS TO THE U.K. TAX CONSEQUENCES, OF THE PURCHASE, OWNERSHIP AND DISPOSITION OF ORDINARY SHARES OR ADSS APPLICABLE IN THEIR PARTICULAR TAX SITUATIONS.

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

     This summary does not address the laws of any state or locality or any foreign government (other than the U.K.). Further, this summary does not address the tax consequences to particular classes of taxpayers that are subject to special rules including, without limitation, dealers in securities or currencies, insurance companies, tax exempt organizations, financial institutions, persons that hold their Ordinary or ADSs as part of a straddle, hedging or "conversion transaction", persons whose functional currency is other than the U.S. dollar, tax-exempt investors or persons owning directly, indirectly or constructively, 10% or more of the Company's stock. This summary does not address the U.K. or U.S. tax treatment of persons who hold Ordinary Shares or ADSs through a partnership or other pass-through entity. Except to the limited extent discussed below, it does not consider the U.K. tax or U.S. tax consequences to a person other than a U.S. Holder (a "Non-U.S. Holder").

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

     The Company is required, when paying a dividend in respect of the Ordinary Shares, to account to the U.K. Inland Revenue for a payment known as advance corporation tax ("ACT"). The rate of ACT at present is equal to 25% of any dividend paid to shareholders, which is equivalent to 20% of the sum of the dividend and the related ACT. It was recently proposed that the duty to account for ACT in respect of dividends paid will be abolished from 1999.

     An Eligible U.S. Holder is entitled under the Income Tax Convention and current U.K. law to claim from the U.K. Inland Revenue a refund of an amount equal to the ACT paid by the Company in respect of the dividend (the "Tax Credit Amount"), but subject to a 15% U.K. withholding tax on the combined sum of the dividend paid and the related Tax Credit Amount. For example, assuming continuance of ACT at the rate of 25% of a dividend paid, a dividend of (pound)8.00 paid to such an Eligible U.S. Holder would generally entitle the Eligible U.S. Holder to claim (pound)0.50 (a Tax Credit Amount of (pound)2.00 less a withholding of (pound)1.50) from the U.K. Inland Revenue, giving a total cash received, after U.K. taxes but before U.S. taxes, of (pound)8.50. Under current proposals the rate of tax credits will be reduced from 20% of the sum of the dividend and tax credit to 10% of such amount on dividends paid on or after April 6, 1999 with the result that an Eligible U.S. Holder would not be entitled to claim any refund of an amount attributable to a Tax Credit Amount.

     If the Eligible U.S. Holder is a U.S. trust or estate, the Tax Credit Amount will be available only to the extent that the income derived by such trust or estate is subject to U.S. tax as the income of a resident either in its hands or in the hands of its beneficiaries, as the case may be.

     In respect of dividends paid before April 6, 1999 for U.S. federal income tax purposes, the gross amount of a dividend plus the Tax Credit Amount, including the 15% U.K. withholding tax thereon, (a) will be included in gross income by a U.S. Holder and (b) will be treated as foreign source dividend income to the extent paid out of current or accumulated earnings and profits as determined for U.S. federal income tax purposes. Subject to certain limitations, including certain holding period requirements with respect to the Ordinary Shares or ADSs, the 15% U.K. withholding tax will be treated as a foreign income tax eligible for credit against such Eligible U.S. Holder's federal income tax (or, alternatively, a deduction in computing such U.S. Holder's taxable income). The consequences of these limitations will depend on the nature and sources of each Eligible U.S. Holder's income and the deductions appropriately allocated or apportioned thereto. In general, no dividends received deduction will be allowed with respect to dividends paid by the Company. The amount of the dividend will be the U.S. dollar spot value of the dividend on the date of receipt, regardless of whether the payment is in fact converted into U.S. dollars on such date. Exchange gain or loss, if any, recognized by an Eligible U.S. Holder on a sale or other disposition of pounds received pursuant to the dividend will generally be U.S. source ordinary income or loss.

         For dividends paid on or after April 6, 1999 (assuming that the current proposals are enacted) an Eligible U.S. Holder who receives the (pound)8 dividend in the above example for U.S. federal income tax purposes would be considered to receive a dividend of (pound)8.89 ((pound)8 dividend plus the 89p tax credit) and would include that amount in income. Such U.S. Holder also would be considered to have paid 89p of U.S. tax that, subject to the limitations described above, would be creditable against such Eligible U.S. Holder's US federal income tax liability.

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

     In addition, arrangements exist with the U.K. Inland Revenue under which an Eligible U.S. Holder of Ordinary Shares will receive payment of the U.K. tax credit at the same time as and together with the payment of the associated dividend. In order to receive such payment, the Eligible U.S. Holder must have the Ordinary Shares registered in the name of a nominee approved by the U.K. Inland Revenue for such purpose, and the nominee must follow certain procedural requirements. In addition, the qualifying holder must be either: (a) an individual who: (i) is not resident in the U.K. and does not retain the use of any accommodation in the U.K., (ii) has not during the previous four years been in the U.K. for as much as three months a year on average, or for a period or periods amounting in the aggregate to six months in the relevant U.K. income tax year; (iii) has not been absent from the U.S. for a complete U.S. tax year in any of the previous four years; (iv) does not have a permanent establishment in the U.K. and (v) does not own 10% or more of the class of shares in respect of which the dividend is paid; or (b) a corporation: (i) which is managed and controlled in the U.S. and does not have a permanent establishment in the U.K.;
(ii) which does not, either alone or together with one or more associated corporations, control, directly or indirectly, 10% or more of the voting power in the Company; (iii) which does not own 10% or more of the class of shares in respect of which the dividend is paid; (iv) which is liable to U.S. tax on the dividend and (v) at least 75% of the capital of which is owned directly or indirectly by persons who are U.S. residents. These arrangements will be extended to trusts, estates in the course of administration, pension funds, foundations and similar bodies only with the prior approval of the U.K. Inland Revenue.

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

U.S. INFORMATION REPORTING AND BACKUP WITHHOLDING

     U.S. Holders are generally subject to information reporting requirements with respect to dividends paid in the U.S. on Ordinary Shares or ADSs. Under existing regulations, such dividends are not subject to back up withholding. However, under regulations generally effective January 1, 1999, such dividends paid in the United States would be subject to back up withholding. Non-U.S. Holders will not be subject to information reporting or back up withholding with respect to dividends on Ordinary Shares or ADSs, unless payment is made through a paying agent (or office) in the U.S. Non-U.S. Holders generally will be subject to information reporting (and, under regulations generally effective from January 1, 1999, to back up withholding at a rate of 31%) with respect to the payment within the U.S. of dividends on Ordinary Shares or ADSs, unless the holder provides a taxpayer identification number, certifies to its foreign status, or otherwise establishes an exemption.

     U.S. Holders generally will be subject to information and back up withholding at 31% on proceeds paid from the disposition of Ordinary Shares or ADSs unless the U.S. Holder provides an IRS Form W-9 or otherwise establishes an exemption. Non-U.S. Holders generally will be subject to information reporting and back up withholding at a rate of 31% on the payment to or through the U.S. office of a broker, whether domestic or foreign, of proceeds from the disposition of Ordinary Shares or ADSs, unless the holder provides a taxpayer identification number, certifies to its foreign status or otherwise establishes an exemption. Non-U.S. Holders will not be subject to information reporting or back up withholding with respect to the payment by a foreign office of a broker of proceeds from the disposition of Ordinary Shares or ADSs provided, however, that, if the broker is a U.S. person or "U.S. related person," information reporting (but not back up withholding) will apply, unless the broker has documentary evidence in its records of the Non-U.S. Holder's foreign status, the Non-U.S. Holder certifies to its foreign status under penalties of perjury or otherwise establishes an exemption. For this purpose, a "U.S. related person" is a foreign person who has one or more specific relationships with the U.S.

     The amount of any back up withholding will be allowed as a credit against such holder's U.S. federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the U.S. Internal Revenue Service.

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

     The Company generally will be a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for any taxable year (i.e., the period from January 1 to December 31) in which either (a) 75% or more of its gross income is passive income or (b) on average for the taxable year, 50% or more of its assets (measured by U S tax basis) produce or are held for the production of passive income. The Internal Revenue Service has indicated that cash balances, even if held as working capital, are considered to be passive assets that produce passive income. As of the date of this Proxy Statement, the Company does not believe it is a PFIC for U.S. federal income tax purposes, and, based on current projections, the Company does not anticipate that it will become a PFIC. No assurance can be given, however, that the Company will not become a PFIC in the future.

     The Company will monitor its status and, promptly following the end of any taxable year, will notify shareholders if it believes that it is properly classified as a PFIC for that taxable year, in which case it will comply with the reporting requirements necessary for U.S. Holders to elect to treat the Company as a "qualified electing fund" (a "QEF election"). If the Company were a PFIC, U S Holders of Ordinary Shares or ADSs may suffer unfavourable U S federal income tax consequences. This summary does not address the consequences were the Company determined to be a PFIC. U.S. Holders should consult their own tax advisers concerning the U.S. tax consequences of holding Ordinary Shares or ADSs if the Company were considered to be a PFIC, including the consequences of making a QEF election.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included in the 1997 Annual Report to Shareholders under the heading "Supplementary Financial Information -- Five Year Summary" on page 77 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the 1997 Annual Report to Shareholders under the heading "Financial Review" on pages 14 to 21 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is included in the 1997 Annual Report to Shareholders under the heading "Financial Statements under U.S. GAAP" on pages 57 to 77 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to executive officers is set forth in Part I under the heading "Executive Officers of the Registrant" on pages 48 to 49 hereto.

         The information required by this item with respect to directors is included in the 1998 Proxy Statement under the headings "Reappointment of Directors" and "Compliance with Section 16(a) of the U.S. Securities Exchange Act of 1934" on pages 6 to 11 and page 22 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included in the 1998 Proxy Statement under the heading "Executive Compensation" on pages 15 to 19 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the 1998 Proxy Statement under the headings "Security Ownership of Principal Shareholders" on pages 2 to 5 and "Security Ownership of Directors and Executive Officers" on page 14 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included in the 1998 Proxy Statement under the heading "Certain Relationships and Related Transactions" on pages 19 to 20 and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.    FINANCIAL STATEMENTS.

Included in Part II, Item 8 of this report (by incorporation by reference to the 1997 Annual Report to Shareholders) are the following:

         Independent Auditors' Report

         Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Balance Sheet at December 31, 1997 and 1996

         Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

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

         4.5        --     Form of Senior Debenture (included in Exhibit 4.3).

         4.6        --     Form of Senior Discount Debenture (included in Exhibit 4.4).

         4.7        --     Deposit Agreement, dated as of October 3, 1995, between the Company and The Bank of New York, as Book-Entry Depositary. (Incorporated by reference to the Company's
                           1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).


         10.1       --     Relationship Agreement, dated as of November 22, 1994, by and among Old Telewest, certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.2       --     Shareholders Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.3       --     Registration Rights Agreement, dated October 3, 1995, among the Company, the TCI
                           Affiliate, the U S WEST Affiliates, the SBC Affiliates and the Cox Affiliate.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.4       --     Co-Operation Agreement, dated October 3, 1995, between the SBC Affiliates and the
                           Cox Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.5       --     Share Dealing Agreement, dated October 3, 1995, among the TCI Affiliate, the U S
                           WEST Affiliates, the Company and the SBC Affiliates. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on April 1, 1996).

         10.6       --     Tax Deed, dated November 22, 1994, between TCI International Holdings, Inc., U S
                           WEST Holdings and Old Telewest. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.7       --     Trademark License Agreement, effective as of November 22, 1994, between Old
                           Telewest and U S WEST.  (Incorporated by reference to Old Telewest's 1994 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                           1995).

         10.8       --     Tradename Agreement, effective as of November 22, 1994, between Old Telewest, TCI and TCI/U S WEST Cable Communications Group. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.9       --     Tax Deed, dated October 3, 1995, among the Company, the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on April 1, 1996).


         10.10      --     Consultant Agreement for Operational Assistance, dated July 17, 1992, among
                           Birmingham Cable Corporation Limited ("BCCL"), Birmingham Cable Limited ("BCL")
                           and Telewest Communications Group Limited ("Telewest CGL"). (Incorporated by
                           reference to Old Telewest's Registration Statement on Form S-1 filed with the
                           Securities and Exchange Commission on April 29, 1994, as amended (Registration No.
                           33-78398)).

         10.11      --     Supplemental Agreement, dated April 8, 1994, relating to the Consultant Agreement referred to in Exhibit 10.5 (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.12      --     Management Agreement, dated April 25, 1990, among BCCL, BCL, US WEST Holdings and
                           Comcast Cablevision of Birmingham Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.13      --     Assignment and Amendment Agreement, dated August 5, 1992, relating to the
                           Management Agreement referred to in Exhibit 10.7 (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.14      --     Consultant Agreement, dated August 16, 1989, between Cable London plc and U S WEST
                           Cable Communications Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.15      --     Consultant Agreement for Technical Assistance, dated July 15, 1992, among Cable
                           Corporation, Windsor Television Limited, Middlesex Cable Limited and Telewest CGL.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.16      --     Cable Affiliation Agreement, dated December 14, 1993, between Cable Programme
                           Partners - Limited Partnership, Telewest CGL and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.17      --     Agreement, dated October 1, 1993, among Alan Stewart MacDonald Robinson, Jack
                           Forrest Gill, Raman Subba Row Limited and TUCCI. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).


         10.18      --     Co-ownership Agreement, dated March 12, 1990, between U S WEST Holdings and
                           Comcast Cablevision of Birmingham, Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.19      --     Letter, dated April 29, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13. (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.20      --     Letter, dated November 27, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13.  (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.21      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and an affiliate of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.22      --     Agreement, dated December 4, 1987, between United Cable Television Corporation on behalf of itself and United Artists Communications, Inc. and Trans-Global (U.K.)
                           Limited. (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.23      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and TCI. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.24      --     Novation Agreement relating to Birmingham Cable, dated November 21, 1994, among
                           General Cable, TUCCI, U S WEST Holding and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.25      --     Subscription and Shareholders Agreement, dated January 30, 1995, among Videotron
                           Corporation Limited, United Artists Communications (London South) Limited, Cable
                           London, Elt Acquisition Company Limited, Nynex CableComms Limited, Cable
                           Corporation, London Interconnect Limited, Independent Cable Sales Limited, London
                           Interconnect PPV Limited and London Interconnect Limited. (Incorporated by
                           reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended).


         10.26      --     Form of BT Interconnect Agreement, a copy of which was executed by BT and various of the Company's affiliated entities.  (Incorporated by reference to the Company's
                           1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997)

         10.27      --     Interconnection Agreement, dated July 15, 1994, between Mercury and United Artists
                           Communications (Scotland) Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.28      --     Mercury Marketing and Operations Agreement, dated August 10, 1993, between
                           Telewest CGL and Mercury. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.29      --     Letter Agreement, dated August 23, 1995, between SBCC and Mercury. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended). ***

         10.30      --     Programming Agreement, dated June 30, 1995, among British Sky Broadcasting
                           Limited, British Sky Broadcasting Group plc and Old Telewest. (Incorporated by
                           reference to Old Telewest's Quarterly Report on Form 10-Q for the six months ended
                           June 30, 1995).***

         10.31      --    General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited (the "General
                          Purchasing Agreement").  (Incorporated by reference to Old Telewest's Registration
                          Statement on Form S-1 filed with the Securities and Exchange Commission on April
                          29, 1994, as amended (Registration No. 33-78398)).**

         10.32      --     Purchase Agreement, dated August 27, 1993, between Southwestern Bell International
                           Holdings and GPT Limited. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.33      --     Network Services Center Agreement, dated May 16, 1994, among Telewest CGL, BCCL,
                           Cable London, and certain other signatories thereto. (Incorporated by reference to
                           Old Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).



         10.34      --     The Old Telewest Restricted Share Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.35      --     The Telewest 1995 Restricted Share Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.36      --     The Old Telewest Sharesave Scheme. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.37      --     The Telewest 1995 Sharesave Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange
                           Commission on September 22, 1995, as amended).

         10.38      --     The Old Telewest Executive Share Option Scheme No. 1. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.39      --     The Telewest 1995 Executive Share Option Scheme No. 1. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.40      --     The Old Telewest Executive Share Option Scheme No. 2. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.41       --    The Telewest 1995 Executive Share Option Scheme No. 2. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.42       --    The Old Telewest Share Participation Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.43      --     The Telewest 1995 Share Participation Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).


         10.44      --     Executive Secondment Agreement, dated November 21, 1994, between
                           U S WEST Overseas and Telewest CGL (identical agreements were entered into between an affiliate of TCI and Telewest CGL). (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.45      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the SBC Affiliates. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.46      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the Cox Affiliate. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.49      --     Employment Agreement, dated November 21, 1994, between Stephen J. Davidson and
                           Telewest CGL. (Incorporated by reference to Old Telewest's 1994 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.53      --     Employment Agreement, dated March 7, 1996, between Roger Wilson and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.54      --     Employment Agreement, dated February 16, 1996, between Bruce Langham and the
                           Telewest CGL. (Incorporated by reference to the Company's 1996 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).
                           Add Charles Burdick and Von Valkenburg.

         10.55      --     Letter Agreement, dated September 30, 1996, between Bruce Langham and Telewest
                           CGL.  (Incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.56      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Anthony W.P. Stenham.  (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.57      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Sir Gordon Borrie QC. (Incorporated by reference to the Company's 1996
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 28, 1997).


         10.58      --     Non-Executive Directors Appointment Letter, dated August 1, 1995, between the
                           Company and Lord Griffiths of Fforestfach.  (Incorporated by reference to the
                           Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 28, 1997).

         10.59      --     Loan Agreement, by and among Telewest Communications Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank
                           Limited, NatWest Markets and The Toronto-Dominion Bank, as arrangers, and CIBC
                           Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to an Amendment Agreement, dated as of May 31, 1996 and a Second
                           Amendment Agreement, dated as of August 2, 1996.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six months ended June 30,
                           1996).

         10.60      --     Amendments number 1 through 9 to the General Purchasing Agreement filed as Exhibit
                           10.31.*+

         10.61      --     Employment Agreement, dated August 7, 1997, between Charles Burdick and Telewest
                           CGL.*

         13         --     The Company's 1997 Annual Report to Shareholders (only those portions of the
                           Company's 1997 Annual Report specifically incorporated by reference herein shall be deemed filed by the Company herewith). *

         21         --     List of Subsidiaries of the Company.  (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         27         --     Financial Data Schedule. *

         99         --     Only those portions of the Company's 1998 Proxy Statement expressly incorporated by reference herein shall be deemed filed by the Company herewith.*


---------------------------

*          Filed herewith

** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ An application has been filed with the Securities and Exchange Commission requesting confidential treatment for certain portions of these Amendments.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Telewest Communications plc

                                       By: /s/Stephen J. Davidson
                                           ----------------------------------
                                       Name: Stephen J. Davidson
                                       Title: Chief Executive Officer


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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                            Title                        Date
---------                            -----                        ----

/s/ A. Gary Ames                    Director                  March 31, 1998
----------------------------------
A. Gary Ames


                                    Director
----------------------------------
Lord Borrie

                                    Director
----------------------------------
David Evans

Signature                            Title                        Date
---------                            -----                        ----

/s/ Lord Griffiths of Fforestfach   Director                 March 31, 1998
----------------------------------
Lord Griffiths of Fforestfach


                                    Director
----------------------------------
Charles M. Lillis


/s/ James O. Robbins                Director                 March 31, 1998
----------------------------------
James O. Robbins


/s/ Rober Shaner                    Director                 March 31, 1998
----------------------------------
Robert Shaner


                                    Director
----------------------------------
Anthony W. P. Stenham


/s/ David Van Valkenburg            Director                 March 31, 1998
----------------------------------
David Van Valkenburg


                                    Director
----------------------------------
Fred A. Vierra


/s/ Stephen J. Davidson             Director and Chief       March 31, 1998
----------------------------------  Executive Officer
Stephen J. Davidson                 (Principal Executive
                                    Officer)


/s/Charles Burdick                  Director and Group       March 31, 1998
----------------------------------  Finance Director
Charles Burdick                     (Principal Financial
                                    and Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit Number
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

         4.5        --     Form of Senior Debenture (included in Exhibit 4.3).

         4.6        --     Form of Senior Discount Debenture (included in Exhibit 4.4).

         4.7        --     Deposit Agreement, dated as of October 3, 1995, between the Company and The Bank of New York, as Book-Entry Depositary. (Incorporated by reference to the Company's
                           1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.1       --     Relationship Agreement, dated as of November 22, 1994, by and among Old Telewest, certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.2       --     Shareholders Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.3       --     Registration Rights Agreement, dated October 3, 1995, among the Company, the TCI
                           Affiliate, the U S WEST Affiliates, the SBC Affiliates and the Cox Affiliate.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.4       --     Co-Operation Agreement, dated October 3, 1995, between the SBC Affiliates and the
                           Cox Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.5       --     Share Dealing Agreement, dated October 3, 1995, among the TCI Affiliate, the U S
                           WEST Affiliates, the Company and the SBC Affiliates. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on April 1, 1996).

         10.6       --     Tax Deed, dated November 22, 1994, between TCI International Holdings, Inc., U S
                           WEST Holdings and Old Telewest. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.7       --     Trademark License Agreement, effective as of November 22, 1994, between Old
                           Telewest and U S WEST.  (Incorporated by reference to Old Telewest's 1994 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                           1995).

         10.8       --     Tradename Agreement, effective as of November 22, 1994, between Old Telewest, TCI and TCI/U S WEST Cable Communications Group. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.9       --     Tax Deed, dated October 3, 1995, among the Company, the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on April 1, 1996).


         10.10      --     Consultant Agreement for Operational Assistance, dated July 17, 1992, among
                           Birmingham Cable Corporation Limited ("BCCL"), Birmingham Cable Limited ("BCL")
                           and Telewest Communications Group Limited ("Telewest CGL"). (Incorporated by
                           reference to Old Telewest's Registration Statement on Form S-1 filed with the
                           Securities and Exchange Commission on April 29, 1994, as amended (Registration No.
                           33-78398)).

         10.11      --     Supplemental Agreement, dated April 8, 1994, relating to the Consultant Agreement referred to in Exhibit 10.5 (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.12      --     Management Agreement, dated April 25, 1990, among BCCL, BCL, US WEST Holdings and
                           Comcast Cablevision of Birmingham Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.13      --     Assignment and Amendment Agreement, dated August 5, 1992, relating to the
                           Management Agreement referred to in Exhibit 10.7 (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.14      --     Consultant Agreement, dated August 16, 1989, between Cable London plc and U S WEST
                           Cable Communications Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.15      --     Consultant Agreement for Technical Assistance, dated July 15, 1992, among Cable
                           Corporation, Windsor Television Limited, Middlesex Cable Limited and Telewest CGL.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.16      --     Cable Affiliation Agreement, dated December 14, 1993, between Cable Programme
                           Partners - Limited Partnership, Telewest CGL and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.17      --     Agreement, dated October 1, 1993, among Alan Stewart MacDonald Robinson, Jack
                           Forrest Gill, Raman Subba Row Limited and TUCCI. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).


         10.18      --     Co-ownership Agreement, dated March 12, 1990, between U S WEST Holdings and
                           Comcast Cablevision of Birmingham, Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.19      --     Letter, dated April 29, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13. (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.20      --     Letter, dated November 27, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13.  (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.21      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and an affiliate of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.22      --     Agreement, dated December 4, 1987, between United Cable Television Corporation on behalf of itself and United Artists Communications, Inc. and Trans-Global (U.K.)
                           Limited. (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.23      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and TCI. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.24      --     Novation Agreement relating to Birmingham Cable, dated November 21, 1994, among
                           General Cable, TUCCI, U S WEST Holding and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.25      --     Subscription and Shareholders Agreement, dated January 30, 1995, among Videotron
                           Corporation Limited, United Artists Communications (London South) Limited, Cable
                           London, Elt Acquisition Company Limited, Nynex CableComms Limited, Cable
                           Corporation, London Interconnect Limited, Independent Cable Sales Limited, London
                           Interconnect PPV Limited and London Interconnect Limited. (Incorporated by
                           reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended).


         10.26      --     Form of BT Interconnect Agreement, a copy of which was executed by BT and various of the Company's affiliated entities.  (Incorporated by reference to the Company's
                           1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997)

         10.27      --     Interconnection Agreement, dated July 15, 1994, between Mercury and United Artists
                           Communications (Scotland) Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.28      --     Mercury Marketing and Operations Agreement, dated August 10, 1993, between
                           Telewest CGL and Mercury. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.29      --     Letter Agreement, dated August 23, 1995, between SBCC and Mercury. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended). ***

         10.30      --     Programming Agreement, dated June 30, 1995, among British Sky Broadcasting
                           Limited, British Sky Broadcasting Group plc and Old Telewest. (Incorporated by
                           reference to Old Telewest's Quarterly Report on Form 10-Q for the six months ended
                           June 30, 1995).***

         10.31      --     General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited (the "General
                           Purchasing Agreement").  (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).**

         10.32      --     Purchase Agreement, dated August 27, 1993, between Southwestern Bell International
                           Holdings and GPT Limited. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.33      --     Network Services Center Agreement, dated May 16, 1994, among Telewest CGL, BCCL,
                           Cable London, and certain other signatories thereto. (Incorporated by reference to
                           Old Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).


         10.34      --     The Old Telewest Restricted Share Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.35      --     The Telewest 1995 Restricted Share Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.36      --     The Old Telewest Sharesave Scheme. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.37      --     The Telewest 1995 Sharesave Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange
                           Commission on September 22, 1995, as amended).

         10.38      --     The Old Telewest Executive Share Option Scheme No. 1. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.39      --     The Telewest 1995 Executive Share Option Scheme No. 1. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.40      --     The Old Telewest Executive Share Option Scheme No. 2. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.41       --    The Telewest 1995 Executive Share Option Scheme No. 2. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.42       --    The Old Telewest Share Participation Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.43      --     The Telewest 1995 Share Participation Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).


         10.44      --     Executive Secondment Agreement, dated November 21, 1994, between
                           U S WEST Overseas and Telewest CGL (identical agreements were entered into between an affiliate of TCI and Telewest CGL). (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.45      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the SBC Affiliates. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.46      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the Cox Affiliate. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.49      --     Employment Agreement, dated November 21, 1994, between Stephen J. Davidson and
                           Telewest CGL. (Incorporated by reference to Old Telewest's 1994 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.53      --     Employment Agreement, dated March 7, 1996, between Roger Wilson and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.54      --     Employment Agreement, dated February 16, 1996, between Bruce Langham and the
                           Telewest CGL. (Incorporated by reference to the Company's 1996 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).
                           Add Charles Burdick and Von Valkenburg.

         10.55      --     Letter Agreement, dated September 30, 1996, between Bruce Langham and Telewest
                           CGL.  (Incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.56      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Anthony W.P. Stenham.  (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.57      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Sir Gordon Borrie QC. (Incorporated by reference to the Company's 1996
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 28, 1997).


         10.58      --     Non-Executive Directors Appointment Letter, dated August 1, 1995, between the
                           Company and Lord Griffiths of Fforestfach.  (Incorporated by reference to the
                           Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 28, 1997).

         10.59      --     Loan Agreement, by and among Telewest Communications Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank
                           Limited, NatWest Markets and The Toronto-Dominion Bank, as arrangers, and CIBC
                           Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to an Amendment Agreement, dated as of May 31, 1996 and a Second
                           Amendment Agreement, dated as of August 2, 1996.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six months ended June 30,
                           1996).

         10.60      --     Amendments number 1 through 9 to the General Purchasing Agreement filed as Exhibit
                           10.31.*+

         10.61      --     Employment Agreement, dated August 7, 1997, between Charles Burdick and Telewest
                           CGL.*

         13         --     The Company's 1997 Annual Report to Shareholders (only those portions of the
                           Company's 1997 Annual Report specifically incorporated by reference herein shall be deemed filed by the Company herewith). *

         21         --     List of Subsidiaries of the Company.  (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         27         --     Financial Data Schedule. *

         99         --     Only those portions of the Company's 1998 Proxy Statement expressly incorporated by reference herein shall be deemed filed by the Company herewith.*


---------------------------

*          Filed herewith

** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ An application has been filed with the Securities and Exchange Commission requesting confidential treatment for certain portions of these Amendments.