Form 10-Q
period 1998-03-31
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1998-05-15
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                              Genesis Business Park
                              Albert Drive, Woking,
                                Surrey, GU21 5RW
                                 United Kingdom
                    (Address of Principal Executive Offices)

                      Telephone number: 011-44-1483-750-900


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .


         At May 15, 1998, 927,567,600 ordinary shares of 10p each were outstanding.

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------

                                                               3 MONTHS           3 MONTHS           3 MONTHS
                                                                  ENDED              ENDED              ENDED
                                                              MARCH 31,          MARCH 31,          MARCH 31,
                                                                   1998               1998               1997
                                                                    ($)            (POUND)            (POUND)
TURNOVER
Cable television                                                 74,068             44,180             38,101
Telephony - residential                                          81,203             48,436             39,674
Telephony - business                                             22,636             13,502              9,287
Other (including(pound)697 and(pound)377 in 1998 and              7,219              4,306              3,328
1997, respectively, from related parties)

                                                      ------------------ ------------------  -----------------
                                                                185,126            110,424             90,390
                                                      ------------------ ------------------  -----------------
OPERATING COSTS AND EXPENSES

Programming (including(pound)2,718 and(pound)3,248 in          (42,343)           (25,257)           (23,198)
   1998 and 1997, respectively, to related parties)
Telephony                                                      (23,808)           (14,201)           (14,379)
Selling, general, and administrative                           (75,790)           (45,207)           (45,529)
   (including (pound)219 and(pound)341 in 1998 and 1997,
   respectively, to related parties)
Depreciation                                                   (78,333)           (46,724)           (37,456)
Amortisation of goodwill                                       (11,063)            (6,599)            (6,594)

                                                      ------------------ ------------------  -----------------
                                                              (231,337)          (137,988)          (127,156)
                                                      ------------------ ------------------  -----------------

                                                      ------------------ ------------------  -----------------
OPERATING LOSS                                                 (46,211)           (27,564)           (36,766)
                                                      ------------------ ------------------  -----------------

OTHER INCOME / (EXPENSE)

Interest income (including(pound)578 and(pound)415 in             1,888              1,126              2,362
   1998 and 1997, respectively, from related
   parties)
Interest expense                                               (71,622)           (42,721)           (30,314)
Foreign exchange gains / (losses), net                           11,115              6,630           (24,127)
Share of net losses of affiliates                              (11,239)            (6,704)            (4,978)
Gain on disposal of assets                                          857                511                121
Minority interest in profits of                                    (44)               (26)              (117)
   consolidated subsidiaries, net
                                                      ------------------ ------------------  -----------------
LOSS BEFORE INCOME TAXES                                      (115,256)           (68,748)           (93,819)
                                                      ------------------ ------------------  -----------------
Income tax credit / (expense)                                        34                 20               (64)
NET LOSS                                                      (115,222)           (68,728)           (93,883)
                                                      ================== ==================  =================
BASIC AND DILUTED LOSS PER ORDINARY SHARE (PENCE)                (0.12)             (0.07)             (0.10)


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, except share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                    UNAUDITED             UNAUDITED
                                                               MARCH 31, 1998        MARCH 31, 1998         DECEMBER 31, 1997
                                                                          ($)               (pound)                   (pound)
ASSETS
   Cash and cash equivalents                                           73,556                43,875               29,582
   Trade receivables (net of allowance for
   doubtful accounts of (pound)8,097 in 1998 and(pound)6,507           71,434                42,609               36,627
      in 1997)
   Other receivables                                                   46,377                27,663               26,207
   Prepaid expenses                                                    17,013                10,148                7,625
      Investments in affiliates , accounted for under
   the equity method, and related receivables                          87,726                52,327               59,707
   Other investments, at cost                                          43,029                25,666               25,666
      Property and equipment ( less accumulated
      depreciation of(pound)528,846 in 1998 and(pound)481,451 in
      1997)                                                         2,858,277             1,704,907            1,705,520
   Goodwill (less accumulated amortization
      of (pound)70,895 in 1998 and (pound)64,301 in 1997)             770,035               459,311              465,905
   Other assets ( less accumulated amortization of
      (pound)12,054 in 1998 and(pound)10,140 in 1997)                  81,827                48,808               56,513
                                                           ===================    ==================   ==================
TOTAL ASSETS                                                        4,049,274             2,415,314            2,413,352
                                                           ===================    ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                                    55,920                33,355               26,710
   Other liabilities                                                  313,322               186,891              198,664
   Debt                                                             2,428,947             1,448,820            1,373,054
   Capital lease obligations                                          126,676                75,560               75,534
                                                           -------------------    ------------------   ------------------
TOTAL LIABILITIES                                                   2,924,865             1,744,626            1,673,962
                                                           -------------------    ------------------   ------------------

MINORITY INTERESTS                                                      1,117                   666                  640
                                                           -------------------    ------------------   ------------------

SHAREHOLDERS' EQUITY
Convertible preference shares, 10 pence par value;
  661,000,000 shares authorized, and 496,066,708                       83,166                49,607               49,607
shares issued and outstanding
Ordinary shares, 10 pence par value;
  2,010,000,000 shares authorized, and 927,567,600                    155,507                92,757               92,757
shares issued and outstanding
Additional paid-in capital                                          2,234,585             1,332,887            1,332,887
Accumulated deficit                                               (1,346,712)             (803,288)            (734,560)

                                                           -------------------    ------------------   ------------------
                                                                    1,126,546               671,963              740,691
Ordinary shares held in trust for the
Telewest Restricted Share Scheme                                      (3,254)               (1,941)              (1,941)
                                                           -------------------    ------------------   ------------------

TOTAL SHAREHOLDERS' EQUITY                                          1,123,292               670,022              738,750
                                                           -------------------    ------------------   ------------------

                                                           ===================    ==================   ==================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          4,049,274             2,415,314            2,413,352
                                                           ===================    ==================   ==================

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
US GAAP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------

                                                             3 MONTHS               3 MONTHS               3 MONTHS
                                                                ENDED                  ENDED                  ENDED
                                                       MARCH 31, 1998         MARCH 31, 1998         MARCH 31, 1997
                                                                  ($)                (pound)                (pound)
CASH FLOWS BEFORE OPERATING ACTIVITIES
   Net loss                                                 (115,222)               (68,728)               (93,883)
   Adjustments to reconcile net loss to net cash
   provided by / (used in ) operating activities :
     Depreciation                                              78,333                 46,724                 37,456
     Amortization of goodwill                                  11,055                  6,594                  6,594
     Amortization of deferred financing costs and
       issue discount on senior discount debentures            40,145                 23,946                 18,276
     Unrealized (loss) / gain on foreign currency
       translation                                           (11,107)                (6,625)                 23,794
     Share of net losses of affiliates                         11,239                  6,704                  4,978
     Gain on disposal of assets                                 (857)                  (511)                  (121)
     Minority interests in profits                                 44                     26                    117
   Change in operating assets and liabilities :
     Change in receivables                                    (7,754)                (4,625)               (11,553)
     Change in prepaid expenses                               (4,230)                (2,523)                    167
     Change in accounts payable                                 9,710                  5,792               (15,034)
     Change in other liabilities                             (18,125)               (10,811)                  7,976

                                                    ------------------     ------------------     ------------------
NET CASH USED IN OPERATING ACTIVITIES                         (6,769)                (4,037)               (21,233)
                                                    ------------------     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for property and equipment                    (82,727)               (49,345)               (92,619)
     Additional investments in and loans to
       affiliates                                             (3,692)                (2,202)                (8,505)
     Proceeds from disposals of assets                          5,346                  3,188                    999

                                                    ------------------     ------------------     ------------------
NET CASH USED IN INVESTING ACTIVITIES                        (81,073)               (48,359)              (100,125)
                                                    ------------------     ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash paid for credit facility arrangement                (9,891)                (5,900)                      0
       costs
     Proceeds from borrowings                                 125,737                 75,000                150,000
     Repayment of borrowings                                     (18)                   (10)                      0
     Capital element of finance lease repayments              (4,024)                (2,401)                (1,020)

                                                    ------------------     ------------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     111,804                 66,689                148,980
                                                    ------------------     ------------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      23,962                 14,293                 27,622
     Effect of exchange rate changes on cash and
       cash equivalents                                             -                      -                     64

                                                    ------------------     ------------------     ------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                               49,594                 29,582                 79,116
                                                    ------------------     ------------------     ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                               73,556                 43,875                106,802
                                                    ==================     ==================     ==================


See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

         The unaudited condensed consolidated financial statements of Telewest Communications plc ("the Company") and its majority owned subsidiaries (collectively, the "Telewest Group") have been prepared in accordance with United States ("US") generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

         The economic environment in which the Company operates is the United Kingdom ("UK") and hence its reporting currency is Pounds Sterling ("(pound)"). Merely for convenience, the unaudited condensed consolidated financial statements contain translations of certain Pounds Sterling amounts into US Dollars at $1.6765 per (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1998. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended March 31, 1997 and 1998 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "1997 Annual Report").

3.        NEW ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY

         EARNINGS PER SHARE

         As noted in the 1997 Annual Report, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, AEarnings per Share@, effective December 3, 1997. This Statement required that all prior-period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 927,567,600 for the three month periods ended March 31, 1998 and 1997.

         COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130 AReporting Comprehensive Income@ with effect from January 1, 1998. Reclassification of financial statements for earlier periods for comparative purposes is required. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income in financial statements. Comprehensive income encompasses all changes in shareholders' equity except those arising from transactions with owners. There is no difference between comprehensive loss and net loss for the three month periods ended March 31, 1998 and 1997.

TELEWEST COMMUNICATIONS PLC
US GAAP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The foreign currency option and the Foreign Currency Swaps are recorded on the balance sheet in "other assets" or "other liabilities" at their fair value at the reporting period, with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the consolidated statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

         Interest rate swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method. Net income or expense resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accruals basis.

         The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at March 31, 1998, the aggregate notional principal amount of the swaps was (pound)500 million, and the total drawdown under the facility was (pound)567.5 million.

5.       DEPRECIATION

         In 1997, the treatment of activation costs was reviewed. With effect from January 1, 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials, with activation labour now depreciated over 8 years rather than 20 years. The effect of this revision was accounted for in the second half of 1997, however, had the revision been accounted for with effect from the beginning of the first quarter of 1997, depreciation expense for the three months ended March 31, 1997 would have increased by approximately (pound)2.6 million.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial position and its operating results.

7.       SUBSEQUENT EVENTS

         Following the announcement of the proposed acquisition by NTL Incorporated ("NTL") of Comcast UK Cable Partners Limited ("Comcast"), the Company initiated the process governing the exercise of its pre-emption rights in respect of Comcast's 27.45% interest in Birmingham Cable. In addition, the Company intends to initiate the process governing the exercise of its pre-emption rights in respect of Comcast's 50% interest in Cable London if NTL's proposed acquisition of Comcast is completed. In the event the Company decides to proceed with the acquisition of Comcast's interest in Birmingham Cable and /or Cable London, additional financing would be required. There can be no assurance that such funding will be available on terms that are satisfactory to the Company.

         On April 15, 1998 it was announced that Telewest and General Cable had agreed terms of a proposed merger to be achieved by way of a recommended offer by Telewest for General Cable shares.

         On April 24, 1998 SJ Davidson resigned as Chief Executive of the
         Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information contained in this Report on Form 10-Q is prepared in accordance with US GAAP. In accordance with UK securities regulations, the Company also prepares consolidated financial statements in accordance with UK GAAP. The UK GAAP consolidated financial statements for the period covered by this Report are contained in Exhibit 99 to this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial review contained in the 1997 Annual Report.

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Company as a viable alternative to BT and others as a provider of telephony service; the ability of the Company to penetrate markets and respond to changes or increases in competition (including the introduction of digital services by BSkyB or other operators) and adverse changes in government regulation; the ability of the Company to manage growth and expansion; the ability of the Company to improve operating efficiencies (including through cost reductions); the ability of the Company to construct its network in a cost-efficient and timely manner; the ability of the Company to raise additional financing if there is material adverse change in the Company's anticipated revenues or expenses or to finance new initiatives; the extent programming is available at reasonable costs; adverse changes in the price of telephony interconnection; disruptions in supply of services and equipment; the ability of the Company to exercise its pre-emption rights with respect to Birmingham Cable and Cable London; and the performance of affiliated companies (which are not controlled by the Company).

SUMMARY OF OPERATIONS (THREE MONTH PERIOD ENDED MARCH 31, 1997 AND 1998)

The Company's consolidated revenue increased by (pound)20.0 million or 22.2% from (pound)90.4 million in the three month period ended March 31, 1997 to (pound)110.4 million in the three month period ended March 31, 1998, primarily due to the larger customer base created by the Company's continuing network construction.

CABLE TELEVISION REVENUE

Cable television revenue increased by (pound)6.1 million or 16.0% from (pound)38.1 million in the three months ended March 31, 1997 to (pound)44.2 million in the three months ended March 31, 1998. The increase was primarily attributable to a 14.3% increase (from 533,648 to 609,866) in the average number of customers in the three month period ended March 31, 1998, compared to the corresponding period in 1997. The increase in the average number of customers results primarily from an increase in the number of homes passed and marketed from 2,439,377 at March 31, 1997 to 2,794,836 at March 31, 1998.

Penetration improved slightly from 22.0% at December 31, 1997 to 22.1% at March 31, 1998 compared to a slight decrease from 22.6% as at December 31, 1996 to 22.2% as at March 31, 1997. Churn increased from 34.3% in the three month period ended March 31, 1997 to 37.2% in the three month period ended March 31, 1998 and from 32.6% in the twelve-month period ended March 31, 1997 to 34.8% in the twelve month period ended March 31, 1998. This increase in churn was due in part to customer service related problems resulting from the Company's restructuring and redundancy program and the cable television price increases implemented from November 1,1997.

Average monthly revenue per cable television customer increased by 0.6% from (pound)23.57 in the three month period ended March 31, 1997 to (pound)23.72 in the three month period ended March 31, 1998 due to the expansion of pay per view events, a decrease in promotional discounts offered by the Company and price increases implemented from November 1, 1997.

TELEPHONY REVENUE

Telephony revenue increased by (pound)12.9 million or 26.5% from (pound)49.0 million in the three month period ended March 31, 1997 to (pound)61.9 million in the three month period ended March 31,1998.

Residential telephony revenue increased by (pound)8.8 million or 22.1% from (pound)39.7 million in the three month period ended March 31, 1997 to (pound)48.4 million in the three month period ended March 31,1998. Business telephony revenue increased by (pound)4.2 million or 45.4% from (pound)9.3 million in the three months ended March 31, 1997 to (pound)13.5 million in the three months ended March 31, 1998.

The increase in residential telephony revenue in the three month period ended March 31, 1998 compared to the corresponding period ended March 31, 1997 was primarily due to a 30.5% increase (from 651,035 to 849,271) in the average number of residential lines, which was partially offset by a decrease in the average monthly revenue per residential line of 6.0%, from (pound)20.31 in the three month period ended March 31, 1997 to (pound)19.10 in the three month period ended March 31, 1998. The increase in the average number of residential lines results primarily from an increase in the number of homes passed and marketed (from 2,377,511 at March 31, 1997 to 2,760,826 at March 31, 1998) and
from increased penetration. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue to reduce per minute call tariffs as necessary to compete effectively and to seek to mitigate the revenue impact of these reductions through higher line rentals, increased call volumes, and sales of value added services such as call waiting and voice messaging.

Residential telephony penetration increased from 29.7% at December 31, 1997 to 30.1% at March 31, 1998 and from 27.5% at December 31, 1996 to 28.2 % at March 31,1997. Churn increased from 19.8% in the three months ended March 31, 1997 to 21.7% in the three months ended March 31, 1998 and from 19.5% in the twelve-month period ended March 31, 1997 to 20.5% in the twelve months ended March 31, 1998.

The increase in business telephony revenue in the three month period ended March 31, 1998 compared to the corresponding period ended March 31, 1997 was attributable to a 48.3% increase (from 70,871 to 105,125) in the average number of business telephony lines. This increase was partially offset by a decrease in the average monthly revenue per business line, which decreased by 2.0% from (pound)43.68 in the three month period ended March 31, 1997 to (pound)42.81 in the three month period ended March 31, 1998. The increase in the average number of business telephony lines was attributable to a 20.4% increase in the number of business premises passed and marketed (from 107,491 at March 31, 1997 to 129,375 at March 31, 1998) and to an increased focus on marketing services to larger businesses which generally purchase more lines. The decrease in the average monthly revenue per line was mainly attributable to price reductions in per minute call charges and increased volume discounts, together with increased sales of Centrex, a business telecommunications product which provides more lines to customers but which has a lower average monthly revenue per line.

Other revenue increased by 29.4% from (pound)3.3 million in the three month period ended March 31, 1997 to (pound)4.3 million in the three month period ended March 31, 1998 and is derived primarily from management services provided to affiliated companies, internet sales, cable publications and network management services provided to other operators, and advertising sales.

OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses (which include direct costs of programming and interconnection; selling, general and administrative expenses; depreciation expense and amortization expense) increased by 8.5% from (pound)127.2 million in the three month period ended March 31, 1997 to (pound)138.0 million in the three month period ended March 31, 1998.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of subscribers. As a percentage of cable television revenues, programming costs decreased from 61% in the three month period ended March 31, 1997 to 57% in the three month period ended March 31, 1998, resulting from the negotiation of more favourable contract terms.

Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. As a percentage of telephony revenue, telephony operating costs decreased from 29% in the three month period ended March 31, 1997 to 23% for the three month period ended March 31, 1998. Interconnection charges in 1998 were reduced by the continuing reduction in interconnection charges in the UK telephony market, a growing percentage of interconnection charges handled within the Telewest network and by credits relating to interconnection charges from earlier periods, which have been recalculated based on the final agreed rates applicable for that period.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 50% in the three month period ended March 31, 1997 to 41% for the corresponding period in 1998. The improvement is largely due to the rapid growth in revenues and continued reduction in support costs per customer as the Company benefits from the economies of scales resulting from its enlarged operations. Total labor and overhead costs capitalized in the three month period ended March 31, 1998 were (pound)15.3 million, compared to (pound)19.5 million for the corresponding period in 1997. The Company expects that its selling, general and administrative expenses will continue to decline as a percentage of revenue, as revenues increase and the efficiency gains from its fixed cost base are increasingly exploited, and the full year benefits of a restructuring and redundancy program, completed at the end of 1997, take effect.

Depreciation expense increased 24.7% from (pound)37.5 million in the three month period ended March 31, 1997 to (pound)46.7 million in the three month period ended March 31, 1998. With effect from January 1, 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials, with activation labour now depreciated over 8 years rather than 20 years. Although the effect of this revision was accounted for in the second half of 1997, had the revision been accounted for with effect from the beginning of the first quarter of 1997, depreciation expense for the three months ended March 31, 1997 would have increased by approximately (pound)2.6 million.

Amortization expense remained stable at(pound)6.6 million in both the three month periods to March 31, 1997 and March 31, 1998.

OTHER INCOME/(EXPENSE)

The Company's share of the net losses of its affiliated companies accounted for under the equity method, principally Birmingham Cable Corporation Limited and Cable London plc, was (pound)5.0 million and (pound)6.7 million for the three month periods ended March 31, 1997 and 1998, respectively.

Financial expenses, net, consist primarily of interest expense of (pound)42.7 million for the three month period ended March 31, 1998, ((pound)30.3 million for the three month period ended March 31,1997) and foreign exchange gain of (pound)6.6 million for the three month period ended March 31, 1998, ((pound)24.1 million foreign exchange loss for the three month period ended March 31, 1997) offset in part by interest income earned on short-term investments and loans to affiliated companies of (pound)1.1 million for the three month period ended March 31, 1998 ((pound)2.4 million for the three month period ended March 31, 1997). Interest expense increased by (pound)12.4 million in the three month period ended March 31, 1998, primarily as a result of the interest expense on higher outstanding borrowings relating to the Senior Secured Facility (as defined below) entered into in May 1996 and higher accrued interest expense on the Senior Discount Debentures (as defined below) issued by the Company in October 1995. The foreign exchange gains and losses arise principally from the re-translation of the US Dollar denominated debentures to Pounds Sterling using the March 31, 1998 exchange rate and marking the associated hedging instruments to their market value at March 31, 1998. It is the Company's policy to hedge non-Sterling denominated borrowings to reduce or eliminate exchange rate exposure.

LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1996 the Company entered into a (pound)1.2 billion senior secured credit facility with a syndicate of banks (the "Senior Secured Facility"). The Senior Secured Facility is being used to finance the capital expenditure, working capital requirements and other permitted related activities for the construction and operation of the wholly owned telephony and television franchises of the Company; to fund the payment of cash interest on the Senior Debentures and Senior Discount Debentures; to fund the repayment of existing secured borrowings of the Company in respect of the London South and South West Regional Franchise Areas; to fund loans to or investments in affiliated companies; to fund the acquisition and subsequent construction of local delivery operators/franchises; and to refinance advances and the payment of interest, fees and expenses in respect of the Senior Secured Facility.

In connection with the restructuring of the Company's activities, including the slow down of construction activity, the terms of the Senior Secured Facility were amended in the first quarter of 1998. The amount of the Senior Secured Facility has been reduced to (pound)1.0 billion and the Company entered into a second secured facility (the "Second Secured Facility") of (pound)100 million with certain of the banks that are party to the Senior Secured Facility. In addition, certain changes were made to the financial covenants to accommodate the Company's anticipated cashflows. The repayment dates for tranche A have been accelerated by three months as described below.

The Senior Secured Facility is divided into two tranches, the first ("tranche A") is available on a revolving basis for up to (pound)300 million, reduced to (pound)100 million by March 31, 1998, with full repayment by September 30, 1998. The second tranche ("tranche B") is available on a revolving basis concurrently with tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.0 billion. Borrowings under the Senior Secured Facility are secured by assets, including the partnership interests and shares of subsidiaries of the Company, and bear interest at 2.25% above LIBOR for tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for tranche B. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein, and the failure to comply with such covenants could result in all such amounts outstanding under the facility becoming due and payable. At March 31, 1998 (pound)20 million was drawn down under tranche A and (pound)547.5 million was drawn down under tranche B.

The Second Secured Facility is available from July 1, 1999 to June 30, 2001. Advances under the Second Secured Facility may be drawn only if the Senior Secured Facility has been drawn down to the fullest extent possible at the relevant time. The Second Secured Facility is available on a revolving basis to provide an aggregate amount under the Senior Secured Facility and the Second Secured Facility equal to up to 6 times the trailing, rolling six month annualized consolidated net operating cash flow through December 31, 1999, gradually reducing thereafter throughout the period of the facility to 4.5 times by January 1, 2001. On June 30, 2001, the amount outstanding under the Second Secured Facility converts to a term loan amortizing over 5 years. Borrowings under the Second Secured Facility bear interest at a rate equal to LIBOR plus a margin that increases during the period of the facility from 3.5% per annum through December 31, 1999, 4.5% per annum from December 31, 1999 through June 30, 2000 and to 5.5% per annum from June 30, 2000 to June 30, 2006. The provisions as to prepayment, covenants and events of default in respect of the Second Secured Facility are substantially similar to those for the Senior Secured Facility.

The Company has entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The interest rate swaps convert floating rate interest payable on drawdowns under the facility to fixed interest rate payments in the range of 7.835% - 7.975%. The swap agreements, which commenced in early 1997, have a five-year maturity and a notional principal amount which adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. As at March 31, 1998, the aggregate notional principal amount of the swaps was (pound)500 million.

On October 3, 1995, the Company raised (pound)734 million through the issue of $300 million principal amount of 9 5/8% Senior Debentures due 2006 (the "Senior Debentures") and $1,536 million principal amount at maturity of 11% Senior Discount Debentures due 2007 (the "Senior Discount Debentures"). Interest on the Senior Debentures is payable semi-annually and commenced on April 1, 1996. Interest on the Senior Discount Debentures will be payable semi-annually commencing on April 1, 2001. The proceeds of the issue were used by the Company to fund general working capital, capital expenditures, additional investments in affiliated companies, to repay a credit facility entered into by a direct wholly owned subsidiary and to purchase the currency hedge arrangements described below.

The Company's hedge instruments relating to the debentures are a combined foreign currency and interest rate swap ("Foreign Currency Swap") and a foreign currency option. The Foreign Currency Swap fully hedges against adverse exchange rate fluctuations on the principal amount of the Senior Debentures and the associated interest payments. The foreign currency option provides protection against exchange rate fluctuations on the Senior Discount Debentures below a rate of $1.452:(pound)1, and allows the Company to benefit from positive exchange rate movements. Both hedging instruments provide protection up to October 1, 2000, the early redemption date of the Senior Debentures and the Senior Discount Debentures.

The Company's results may be materially influenced by future exchange rate movements, due to the requirement that the hedge instruments are marked to their market value at the end of the financial period and the US Dollar denominated debentures are re-translated to Pounds Sterling using the period end exchange rate.

The Company incurred a net cash outflow from operating activities of (pound)4.0 million in the three month period ended March 31, 1998 compared with a net cash outflow of (pound)21.2 million in the three month period ended March 31, 1997. The Company incurred a net cash outflow from investing activities of (pound)100.1 million and (pound)48.4 million in the three month periods ended March 31, 1997 and 1998, respectively. The Company's principal investing activities continue to be the construction of the network, although at a reduced rate, and the provision of funding to the Affiliated Companies.

Cash provided by financing activities amounted to 149.0 million and (pound)66.7 million in the three month periods ended March 31, 1997 and 1998, respectively. Cash provided by financing activities principally related to the drawdown of (pound)150.0 million under the Senior Secured Facility in the three month period ended March 31, 1997, and to the drawdown of (pound)75 million under the Senior Secured Facility in the three month period ended March 31, 1998.

At March 31, 1998, the construction of the Company's broadband network had passed approximately 75.4% of the homes in its owned and operated franchise areas compared to 68% of homes in its owned and operated franchises at March 31, 1997. Total capital expenditure in the three month period ended March 31, 1998 was (pound)48.8 million, substantially lower than in the three month period ended March 31, 1997((pound)111.5 million), due to the Company reducing the pace of its network construction and its expenditure on certain discretionary capital projects.

The Company is obligated under the terms of its telecommunications licences to construct its network to pass a specified number of premises by prescribed dates. If such milestones are not met, the Company may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of the Company's telecommunications licences. As a consequence of its intention to reduce the pace of its network construction, the Company has negotiated with the Director General appropriate modifications to its current milestone obligations. Formal amendments to licences are expected by the end of May 1998.

Cash and deposit balances at March 31, 1998 were (pound)43.9 million.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances and anticipated revenues) required to substantially complete the construction of the owned and operated network, to fund the Company's operations, to upgrade older portions of the network, and to pay interest on the Company's debt will be provided by the Senior Secured Facility and the Second Secured Facility. There can be no assurance that the Company will not elect to use alternative funding sources or that the Company's actual funding requirements will be in line with expectations.

Following the announcement of the proposed acquisition by NTL Incorporated ("NTL") of Comcast UK Cable Partners Limited ("Comcast"), the Company initiated the process governing the exercise of its pre-emption rights in respect of Comcast's 27.45% interest in Birmingham Cable. In addition, the Company intends to initiate the process governing the exercise of its pre-emption rights in respect of Comcast's 50% interest in Cable London if NTL's proposed acquisition of Comcast is completed. In the event the Company decides to proceed with the acquisition of Comcast's interest in Birmingham Cable and /or Cable London, additional financing would be required. There can be no assurance that such funding will be available on terms that are satisfactory to the Company.

On April 15, 1998 it was announced that Telewest and General Cable had agreed terms of a proposed merger to be achieved by way of a recommended offer by Telewest for General Cable shares.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II.  OTHER INFORMATION


ITEM 1     ---- LEGAL PROCEEDINGS

None

ITEM 2     ---- CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3     ---- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     ---- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     ---- OTHER INFORMATION

None

ITEM 6     ---- EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

       10.59 ---- Loan Agreement, by and among Telewest Communications
                  Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, NatWest Markets and The Toronto-Dominion Bank, as arrangers, and CIBC Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to amendments dated as of May 31, 1996, August 2, 1996, September 11, 1996 and March 27, 1998.

       10.62 ---- Loan Agreement, by and among Telewest Communications
                  Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Manhattan plc, Greenwich NatWest and The Toronto-Dominion Bank, as arrangers, and The Toronto-Dominion Bank, as agent and security trustee, dated as of March 27, 1998.

       10.63 ---- Letter, dated as of April 24, 1998, between Stephen Davidson and Telewest CGL.

       27    ---- Telewest Communications plc financial data schedule.

       99    ---- Telewest Communications plc Press Release issued on May
                  7, 1998 with respect to results of operations for the three month period ended March 31, 1998 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).


b.      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TELEWEST COMMUNICATIONS PLC

                                  By: /S/ CHARLES J BURDICK
                                      ---------------------------------
                                      Name: Charles J Burdick
                                      Title: Group Finance Director
                                             (duly authorized signatory
                                             and principal financial officer)


May 15, 1998

                                    EXHIBITS

EXHIBIT

10.59        ---- Loan Agreement, by and among Telewest Communications
                  Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank Limited, NatWest Markets and The Toronto-Dominion Bank, as arrangers, and CIBC Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to amendments dated as of May 31, 1996, August 2, 1996, September 11, 1996 and March 27, 1998.

10.62        ---- Loan Agreement, by and among Telewest Communications
                  Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Manhattan plc, Greenwich NatWest and The Toronto-Dominion Bank, as arrangers, and The Toronto-Dominion Bank, as agent and security trustee, dated as of March 27, 1998.

10.63        ---- Letter, dated as of April 24, 1998, between Stephen Davidson and Telewest CGL.

27           ---- Telewest Communications plc financial data schedule.

99           ---- Telewest Communications plc Press Release issued on May 7,
                  1998 with respect to results of operations for the three month period ended March 31, 1998 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).