Form 10-K/A
period 1997-12-31
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1998-06-19
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-K/A
                                 AMENDMENT NO.1
(Mark One)

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are being amended pursuant to conversations with the Securities and Exchange Commission concerning the confidential treatment of certain portions of such exhibits.

         10.31      --    General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited (the "General
                          Purchasing Agreement").

         10.60      --     Amendments number 1 through 9 to the General Purchasing Agreement filed as Exhibit
                           10.31.

     3.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         3.1        --     Memorandum of Association of the Company. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B, filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         3.2        --     Articles of Association of the Company. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B, filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         4.1        --     Amended and Restated Deposit Agreement, dated as of November 30, 1994 (as amended as of October 2, 1995), among the Company, The Bank of New York, as Depositary, and the holders from time to time of American Depositary Receipts issued thereunder.  (Incorporated by reference to the Company's 1995 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         4.2        --     Form of American Depositary Receipt (included in Exhibit 4.1).

         4.3        --     Senior Debenture Indenture, dated as of October 3, 1995, between the Company and
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

         4.5        --     Form of Senior Debenture (included in Exhibit 4.3).

         4.6        --     Form of Senior Discount Debenture (included in Exhibit 4.4).

         4.7        --     Deposit Agreement, dated as of October 3, 1995, between the Company and The Bank of New York, as Book-Entry Depositary. (Incorporated by reference to the Company's
                           1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.1       --     Relationship Agreement, dated as of November 22, 1994, by and among Old Telewest, certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.2       --     Shareholders Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.3       --     Registration Rights Agreement, dated October 3, 1995, among the Company, the TCI
                           Affiliate, the U S WEST Affiliates, the SBC Affiliates and the Cox Affiliate.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.4       --     Co-Operation Agreement, dated October 3, 1995, between the SBC Affiliates and the
                           Cox Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.5       --     Share Dealing Agreement, dated October 3, 1995, among the TCI Affiliate, the U S
                           WEST Affiliates, the Company and the SBC Affiliates. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on April 1, 1996).

         10.6       --     Tax Deed, dated November 22, 1994, between TCI International Holdings, Inc., U S
                           WEST Holdings and Old Telewest. (Incorporated by reference to Old Telewest's 1994
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 31, 1995).

         10.7       --     Trademark License Agreement, effective as of November 22, 1994, between Old
                           Telewest and U S WEST.  (Incorporated by reference to Old Telewest's 1994 Annual
                           Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                           1995).

         10.8       --     Tradename Agreement, effective as of November 22, 1994, between Old Telewest, TCI and TCI/U S WEST Cable Communications Group. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.9       --     Tax Deed, dated October 3, 1995, among the Company, the SBC Affiliates and the Cox
                           Affiliate. (Incorporated by reference to the Company's 1995 Annual Report on Form
                           10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.10      --     Consultant Agreement for Operational Assistance, dated July 17, 1992, among
                           Birmingham Cable Corporation Limited ("BCCL"), Birmingham Cable Limited ("BCL")
                           and Telewest Communications Group Limited ("Telewest CGL"). (Incorporated by
                           reference to Old Telewest's Registration Statement on Form S-1 filed with the
                           Securities and Exchange Commission on April 29, 1994, as amended (Registration No.
                           33-78398)).

         10.11      --     Supplemental Agreement, dated April 8, 1994, relating to the Consultant Agreement referred to in Exhibit 10.5 (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.12      --     Management Agreement, dated April 25, 1990, among BCCL, BCL, US WEST Holdings and
                           Comcast Cablevision of Birmingham Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.13      --     Assignment and Amendment Agreement, dated August 5, 1992, relating to the
                           Management Agreement referred to in Exhibit 10.7 (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.14      --     Consultant Agreement, dated August 16, 1989, between Cable London plc and U S WEST
                           Cable Communications Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.15      --     Consultant Agreement for Technical Assistance, dated July 15, 1992, among Cable
                           Corporation, Windsor Television Limited, Middlesex Cable Limited and Telewest CGL.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.16      --     Cable Affiliation Agreement, dated December 14, 1993, between Cable Programme
                           Partners - Limited Partnership, Telewest CGL and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's Registration Statement on Form S-1
                           filed with the Securities and Exchange Commission on April 29, 1994, as amended
                           (Registration No. 33-78398)).

         10.17      --     Agreement, dated October 1, 1993, among Alan Stewart MacDonald Robinson, Jack
                           Forrest Gill, Raman Subba Row Limited and TUCCI. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.18      --     Co-ownership Agreement, dated March 12, 1990, between U S WEST Holdings and
                           Comcast Cablevision of Birmingham, Inc. (Incorporated by reference to Old
                           Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.19      --     Letter, dated April 29, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13. (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.20      --     Letter, dated November 27, 1992, relating to the Co-ownership Agreement referred to in Exhibit 10.13.  (Incorporated by reference to Old Telewest's Registration
                           Statement on Form S-1 filed with the Securities and Exchange Commission on April
                           29, 1994, as amended (Registration No. 33-78398)).

         10.21      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and an affiliate of U S WEST. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the
                           Securities and Exchange Commission on March 31, 1995).

         10.22      --     Agreement, dated December 4, 1987, between United Cable Television Corporation on behalf of itself and United Artists Communications, Inc. and Trans-Global (U.K.)
                           Limited. (Incorporated by reference to Old Telewest's Registration Statement on
                           Form S-1 filed with the Securities and Exchange Commission on April 29, 1994, as
                           amended (Registration No. 33-78398)).

         10.23      --     Agreement to License and Provide Consulting Services, effective as of November 22,
                           1994, between Old Telewest and TCI. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.24      --     Novation Agreement relating to Birmingham Cable, dated November 21, 1994, among
                           General Cable, TUCCI, U S WEST Holding and other parties signatory thereto.
                           (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.25      --     Subscription and Shareholders Agreement, dated January 30, 1995, among Videotron
                           Corporation Limited, United Artists Communications (London South) Limited, Cable
                           London, Elt Acquisition Company Limited, Nynex CableComms Limited, Cable
                           Corporation, London Interconnect Limited, Independent Cable Sales Limited, London
                           Interconnect PPV Limited and London Interconnect Limited. (Incorporated by
                           reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended).

         10.26      --     Form of BT Interconnect Agreement, a copy of which was executed by BT and various of the Company's affiliated entities.  (Incorporated by reference to the Company's
                           1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997)

         10.27      --     Interconnection Agreement, dated July 15, 1994, between Mercury and United Artists
                           Communications (Scotland) Limited. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.28      --     Mercury Marketing and Operations Agreement, dated August 10, 1993, between
                           Telewest CGL and Mercury. (Incorporated by reference to Old Telewest's
                           Registration Statement on Form S-1 filed with the Securities and Exchange
                           Commission on April 29, 1994, as amended (Registration No. 33-78398)). **

         10.29      --     Letter Agreement, dated August 23, 1995, between SBCC and Mercury. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the
                           Securities and Exchange Commission on September 22, 1995, as amended). ***

         10.30      --     Programming Agreement, dated June 30, 1995, among British Sky Broadcasting
                           Limited, British Sky Broadcasting Group plc and Old Telewest. (Incorporated by
                           reference to Old Telewest's Quarterly Report on Form 10-Q for the six months ended
                           June 30, 1995).***

         10.31      --     General Purchasing Agreement, dated March 1, 1993, among Telewest CGL, various entities related to Telewest CGL, and Northern Telecom Europe Limited.*+

         10.32      --     Purchase Agreement, dated August 27, 1993, between Southwestern Bell International
                           Holdings and GPT Limited. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.33      --     Network Services Center Agreement, dated May 16, 1994, among Telewest CGL, BCCL,
                           Cable London, and certain other signatories thereto. (Incorporated by reference to
                           Old Telewest's Registration Statement on Form S-1 filed with the Securities and
                           Exchange Commission on April 29, 1994, as amended (Registration No. 33-78398)).

         10.34      --     The Old Telewest Restricted Share Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.35      --     The Telewest 1995 Restricted Share Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.36      --     The Old Telewest Sharesave Scheme. (Incorporated by reference to Old Telewest's
                           1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.37      --     The Telewest 1995 Sharesave Scheme. (Incorporated by reference to the Company's
                           Registration Statement on Form 8-B filed with the Securities and Exchange
                           Commission on September 22, 1995, as amended).

         10.38      --     The Old Telewest Executive Share Option Scheme No. 1. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.39      --     The Telewest 1995 Executive Share Option Scheme No. 1. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.40      --     The Old Telewest Executive Share Option Scheme No. 2. (Incorporated by reference to Old Telewest's 1994 Annual Report on Form 10-K filed with the Securities and
                           Exchange Commission on March 31, 1995).

         10.41       --    The Telewest 1995 Executive Share Option Scheme No. 2. (Incorporated by reference to the Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.42       --    The Old Telewest Share Participation Scheme. (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.43      --     The Telewest 1995 Share Participation Scheme. (Incorporated by reference to the
                           Company's Registration Statement on Form 8-B filed with the Securities and
                           Exchange Commission on September 22, 1995, as amended).

         10.44      --     Executive Secondment Agreement, dated November 21, 1994, between
                           U S WEST Overseas and Telewest CGL (identical agreements were entered into between an affiliate of TCI and Telewest CGL). (Incorporated by reference to Old
                           Telewest's 1994 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 31, 1995).

         10.45      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the SBC Affiliates. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.46      --     Form of Executive Secondment Agreement, dated August 10, 1995, between the Company and the Cox Affiliate. (Incorporated by reference to the Company's Registration
                           Statement on Form 8-B filed with the Securities and Exchange Commission on
                           September 22, 1995, as amended).

         10.49      --     Employment Agreement, dated November 21, 1994, between Stephen J. Davidson and
                           Telewest CGL. (Incorporated by reference to Old Telewest's 1994 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 31, 1995).

         10.53      --     Employment Agreement, dated March 7, 1996, between Roger Wilson and Telewest CGL.
                           (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996).

         10.54      --     Employment Agreement, dated February 16, 1996, between Bruce Langham and the
                           Telewest CGL. (Incorporated by reference to the Company's 1996 Annual Report on
                           Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).
                           Add Charles Burdick and Von Valkenburg.

         10.55      --     Letter Agreement, dated September 30, 1996, between Bruce Langham and Telewest
                           CGL.  (Incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.56      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Anthony W.P. Stenham.  (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997).

         10.57      --     Non-Executive Directors Appointment Letter, dated August 1, 1995 between the
                           Company and Sir Gordon Borrie QC. (Incorporated by reference to the Company's 1996
                           Annual Report on Form 10-K filed with the Securities and Exchange Commission on
                           March 28, 1997).

         10.58      --     Non-Executive Directors Appointment Letter, dated August 1, 1995, between the
                           Company and Lord Griffiths of Fforestfach.  (Incorporated by reference to the
                           Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange
                           Commission on March 28, 1997).

         10.59      --     Loan Agreement, by and among Telewest Communications Networks Limited, as borrower, The Bank of New York, CIBC Wood Gundy plc, Chase Investment Bank
                           Limited, NatWest Markets and The Toronto-Dominion Bank, as arrangers, and CIBC
                           Wood Gundy plc, as agent and security trustee, dated as of May 22, 1996, as amended pursuant to an Amendment Agreement, dated as of May 31, 1996 and a Second
                           Amendment Agreement, dated as of August 2, 1996.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six months ended June 30,
                           1996).

         10.60      --     Amendments number 1 through 9 to the General Purchasing Agreement filed as Exhibit
                           10.31.*+

         10.61      --     Employment Agreement, dated August 7, 1997, between Charles Burdick and Telewest
                           CGL.

         13         --     The Company's 1997 Annual Report to Shareholders (only those portions of the
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


---------------------
*          Filed herewith

** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*** Portions of this agreement have been accorded confidential treatment by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment, an application for which has been filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Telewest Communications plc

                                             By: /S/ CHARLES BURDICK
                                                 -------------------------------
                                                 Name: Charles Burdick
                                                 Title:  Group Finance Director

       Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                               Title                         Date
---------                               -----                         ----


          *                      Director                         June 18, 1998
--------------------------
A. Gary Ames


                                 Director
--------------------------
Lord Borrie


                                 Director
--------------------------
Stephen M. Brett

                                 Director
--------------------------
David Evans

          *                      Director                         June 18, 1998
--------------------------
James O. Robbins

          *                      Director                         June 18, 1998
--------------------------
Robert Shaner

                                 Director
--------------------------
Anthony W.P. Stenham

          *                      Director and Acting Chief        June 18, 1998
--------------------------       Executive Officer
David Van Valkenburg             (Principal Executive Officer)

/S/CHARLES BURDICK               Director and Group Finance       June 18, 1998
--------------------------       Director
Charles Burdick                  (Principal Financial and
                                 Accounting Officer)


*By: /S/ CHARLES BURDICK                                          June 18, 1988
     -----------------------
     Attorney-in-fact