Form 10-Q
period 1998-06-30
TELEWEST COMMUNICATIONS PLC /NEW/
filed 1998-08-13
CIK 949606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                              Genesis Business Park
                              Albert Drive, Woking
                                Surrey, GU21 5RW
                                 United Kingdom
                    (Address of Principal Executive Offices)

                      Telephone number: 011-44-1483-750-900


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


  At August 12, 1998, 927,567,600 ordinary shares of 10p each were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (US GAAP).
TELEWEST COMMUNICATIONS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------

                                                  3 months    3 months     3 months     6 months    6 months     6 months
                                                     Ended       Ended        Ended        Ended       Ended        Ended
                                                  June 30,    June 30,     June 30,     June 30,    June 30,     June 30,
                                                      1998        1998         1997         1998        1998         1997
                                                     $'000 (pound)'000  (pound)'000        $'000 (pound)'000  (pound)'000
REVENUE
Cable television                                    74,267      44,578       38,744      147,871      88,758       76,845
Telephony - residential                             84,103      50,482       38,175      164,797      98,918       77,849
Telephony - business                                24,330      14,604       10,614       46,825      28,106       19,901
Other (including(pound)1,735 and(pound)925 in
1998 and 1997, respectively, from related parties)   9,644       5,789        3,519       16,818      10,095        6,847


                                               ------------------------ ------------------------------------- ------------
                                                   192,344     115,453       91,052      376,311     225,877      181,442
                                               ------------------------ ------------------------------------- ------------
OPERATING COSTS AND EXPENSES

Programming (including(pound)5,043 and
(pound)6,579 in 1998 and 1997, respectively,
to related parties)                               (37,762)    (22,666)     (23,428)     (79,840)    (47,923)     (46,626)

Telephony expenses                                (28,512)    (17,114)     (13,061)     (52,171)    (31,315)     (27,440)
Selling, general, and administrative
(including(pound)640 and(pound)481 in 1998
and 1997, respectively, to related parties)       (78,584)    (47,169)     (45,474)    (153,898)    (92,376)     (91,003)
Depreciation                                      (78,893)    (47,355)     (38,902)    (156,736)    (94,079)     (76,358)
Amortisation of goodwill                          (10,997)     (6,601)      (6,608)     (21,991)    (13,200)     (13,202)

                                               ------------------------ ------------------------------------- ------------
                                                 (234,748)   (140,905)    (127,473)    (464,636)   (278,893)    (254,629)
                                               ------------------------ ------------------------------------- ------------

                                               ------------------------ ------------------------------------- ------------
OPERATING LOSS                                    (42,403)    (25,452)     (36,421)     (88,325)    (53,016)     (73,187)
                                               ------------------------ ------------------------------------- ------------

OTHER INCOME / (EXPENSE)

Interest income (including (pound)1,170 and
(pound)1,659 in 1998 and 1997, respectively,
from related parties)                               1,626         976        1,748        3,444       2,067        4,110

Interest expense                                  (66,085)    (39,667)     (32,920)    (137,258)    (82,388)     (63,234)
Foreign exchange losses, net                      (13,396)     (8,041)        (172)      (2,351)     (1,411)     (24,299)
Share of results of associated undertakings        (7,280)     (4,370)      (5,345)     (18,449)    (11,074)     (10,323)
Gain on disposal of assets                             417         251          352        1,327         797          473
Minority interest in profits of consolidated          (70)        (42)         (93)        (113)        (68)        (210)
subsidiaries, net

                                               ------------------------ ------------------------------------- ------------
LOSS BEFORE INCOME TAXES                         (127,191)    (76,345)     (72,851)    (241,725)   (145,093)    (166,670)
                                               ------------------------ ------------------------------------- ------------
Income tax credit / (expense)                         (28)        (17)         (51)            5           3        (115)
                                               ------------------------ ------------------------------------- ------------
NET LOSS                                         (127,219)    (76,362)     (72,902)    (241,720)   (145,090)    (166,785)
                                               ------------------------ ------------------------------------- ------------
BASIC AND DILUTED LOSS PER ORDINARY SHARE         14 cents     8 pence      8 pence     26 cents    16 pence     18 pence


See accompanying notes to the unaudited condensed consolidated financial statements

TELEWEST COMMUNICATIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                    UNAUDITED             UNAUDITED              AUDITED
                                                                     JUNE 30,              JUNE 30,         DECEMBER 31,
                                                                         1998                  1998                 1997
                                                                        $'000           (POUND)'000          (POUND)'000
ASSETS
   Cash and cash equivalents                                           43,807                26,295               29,582
   Trade receivables ( net of allowance for
   doubtful       accounts of(pound)7,464 in 1998 and(pound)6,507      71,885                43,148               36,627
   in 1997)
   Other receivables                                                   47,725                28,647               26,207
   Prepaid expenses                                                    16,134                 9,684                7,625
   Investments in affiliates , accounted for under
   the     equity method, and related receivables                      82,312                49,407               59,707
   Other investments, at cost                                          42,760                25,666               25,666
   Property and equipment ( less accumulated
   depreciation of(pound)575,714 in 1998 and(pound)481,451 in
   1997)                                                            2,854,173             1,713,189            1,705,520
   Goodwill (less accumulated amortization
   of         (pound)77,496 in 1998 and(pound)64,301 in 1997)         754,215               452,710              465,905
   Other assets ( less accumulated amortization of
   (pound)14,837 in 1998 and(pound)10,140 in 1997)                     73,049                43,847               56,513
                                                           ===================    ==================   ==================
TOTAL ASSETS                                                        3,986,060             2,392,593            2,413,352
                                                           ===================    ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                                    60,258                36,169               26,710
   Other liabilities                                                  292,158               175,365              198,664
   Debt                                                             2,513,154             1,508,496            1,373,054
   Capital lease obligations                                          130,273                78,195               75,534
                                                           -------------------    ------------------   ------------------
TOTAL LIABILITIES                                                   2,995,843             1,798,225            1,673,962
                                                           -------------------    ------------------   ------------------

MINORITY INTERESTS                                                      1,180                   708                  640
                                                           -------------------    ------------------   ------------------

SHAREHOLDERS' EQUITY
Convertible preference shares, 10 pence par value;
  661,000,000 shares authorized, and 496,066,708
shares issued and outstanding                                          82,645                49,607               49,607
Ordinary shares, 10 pence par value;
  2,010,000,000 shares authorized, and 927,567,600
shares issued and outstanding                                         154,533                92,757               92,757
Additional paid-in capital                                          2,220,590             1,332,887            1,332,887
Accumulated deficit                                               (1,465,497)             (879,650)            (734,560)

                                                           -------------------    ------------------   ------------------
                                                                      992,271               595,601              740,691
Ordinary shares held in trust for the
Telewest Restricted Share Scheme                                       (3,234)               (1,941)              (1,941)
                                                           -------------------    ------------------   ------------------

TOTAL SHAREHOLDERS' EQUITY                                            989,037               593,660              738,750
                                                           -------------------    ------------------   ------------------

                                                           ===================    ==================   ==================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          3,986,060             2,392,593            2,413,352
                                                           ===================    ==================   ==================

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------

                                                              6 MONTHS              6 MONTHS               6 MONTHS
                                                                 ENDED                 ENDED                  ENDED
                                                         JUNE 30, 1998         JUNE 30, 1998          JUNE 30, 1997
                                                                 $'000           (POUND)'000            (POUND)'000
CASH FLOWS BEFORE OPERATING ACTIVITIES
   Net loss                                                  (241,720)             (145,090)              (166,785)
   Adjustments to reconcile net loss to net cash
   provided by / (used in ) operating activities :
     Depreciation                                              156,736                94,079                 76,358
     Amortization of goodwill                                   21,983                13,195                 13,202
     Amortization of deferred financing costs
   and issue discount on senior discount                        71,761                43,074                 37,178
   debentures
     Unrealized gain on foreign currency
        Translation                                              2,161                 1,297                 24,061
     Share of net losses of affiliates                          18,448                11,073                 10,323
     Gain on disposal of assets                                (1,211)                 (727)                  (473)
     Minority interests in profits                                 113                    68                    210

   Change in operating assets and liabilities :
     Change in receivables                                     (8,963)               (5,380)                  (117)
     Change in prepaid expenses                                (3,430)               (2,059)                (1,089)
     Change in accounts payable                                 18,356                11,018                (8,648)
     Change in other liabilities                              (21,402)              (12,845)                (6,363)

                                                     ------------------    ------------------     ------------------
NET CASH USED IN OPERATING ACTIVITIES                           12,832                 7,703               (22,143)
                                                     ------------------    ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for property and equipment                      (183,767)             (110,304)              (207,504)
   Additional investments in and loans
   to affiliates                                                (6,196)               (3,719)                (9,113)
   Proceeds from disposals of assets                             7,254                 4,354                    922

                                                     ------------------    ------------------     ------------------
NET CASH USED IN INVESTING ACTIVITIES                        (182,709)             (109,669)              (215,695)
                                                     ------------------    ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash paid for credit facility arrangement costs             (9,829)               (5,900)                      -
   Proceeds from borrowings                                    183,260               110,000                222,500
   Repayment of borrowings                                        (17)                  (10)                      -
   Capital element of finance lease repayments                 (8,991)               (5,397)                (2,063)

                                                     ------------------    ------------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      164,423                98,693                220,437
                                                     ------------------    ------------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (5,454)               (3,273)               (17,401)

     Effect of exchange rate changes on cash and
     cash equivalents                                             (23)                  (14)                     17

                                                     ---------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                49,284                29,582                 79,116
                                                     ---------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      43,807                26,295                 61,732
                                                     ===============================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

TELEWEST COMMUNICATIONS PLC
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------

                                   Convertible       Ordinary   Shares held    Additional    Accumulated         Total
                                    preference         Shares      in trust       paid-in        deficit
                                        shares                                    capital
                                   (pound)'000    (pound)'000   (pound)'000   (pound)'000    (pound)'000   (pound)'000

Balance as of December 31, 1997         49,607         92,757       (1,941)     1,332,887      (734,560)       738,750

Net loss for the year to date          -             -              -             -            (145,090)     (145,090)

                                 --------------------------------------------------------------------------------------
Balance as of June 30, 1998             49,607         92,757       (1,941)     1,332,887      (879,650)       593,660
                                 ======================================================================================


TELEWEST COMMUNICATIONS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

         The unaudited condensed consolidated financial statements of Telewest Communications plc ("the Company") and its majority owned subsidiaries (collectively, the "Telewest Group") have been prepared in accordance with United States ("US") generally accepted accounting principles ("US GAAP") and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

         The economic environment in which the Company operates is the United Kingdom ("UK") and hence its reporting currency is Pounds Sterling ("(pound)"). Merely for convenience, the unaudited condensed consolidated financial statements contain translations of certain Pound Sterling amounts into US Dollars at $1.666 per (pound)1.00, the 10:00AM mid-point of the buying and selling rates of the Federal Reserve Bank of New York on June 30, 1998, (the noon buying rate of the Federal Reserve Bank of New York on such date was $1.6695 per (pound)1.00). The presentation of the US Dollar amounts should not be construed as a representation that the Pound Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of and for the periods ended June 30, 1997 and 1998 are unaudited; however, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "1997 Annual Report").

3.        NEW ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY

         EARNINGS PER SHARE

         As noted in the 1997 Annual Report, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, ?Earnings per Share?, effective December 3, 1997. This Statement required that all prior-period earnings per share calculations including interim financial statements be restated to conform to the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 927,567,600 for the six month periods ended June 30, 1998 and 1997.

         COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130 ?Reporting Comprehensive Income ? with effect from January 1, 1998. Reclassification of financial statements for earlier periods for comparative purposes was required. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income in financial statements. Comprehensive income encompasses all changes in shareholders' equity except those arising from transactions with owners. There is no difference between comprehensive loss and net loss for the six month periods ended June 30, 1998 and 1997.

TELEWEST COMMUNICATIONS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 1999. The Company is currently assessing the effects of SFAS No. 133 but does not expect this standard to have a significant impact on the Company's financial condition or results of operations.

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

         The Company (through a directly wholly owned subsidiary) entered into certain delayed starting interest rate swap agreements in order to manage interest rate risk on its senior secured facility. The Company pays fixed rates of interest and receives floating rates on the notional principal amount of the swaps. The swap agreements, which commenced in 1997, originally have a five-year maturity and were at rates of between 7.835% and 7.975%. The amount of the swaps adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. In May 1998, the swaps were adjusted, extending the maturity date of (pound)500 million by two years and amending the interest rates, so that the rates are now between 7.175% and 7.91%. As at June 30, 1998, the aggregate notional principal amount of the swaps was (pound)590 million, and the total drawn under the facility was (pound)602.5 million.

5.       DEPRECIATION

         In 1997, the treatment of activation costs was reviewed. With effect from January 1, 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials, with activation labour now depreciated over 8 years rather than 20 years. The effect of this revision was accounted for in the second half of 1997, however, had the revision been accounted for with effect from the beginning of the first quarter of 1997, depreciation expense for the six months ended June 30, 1997 would have increased by approximately (pound)5.2 million.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial position and its operating results.

TELEWEST COMMUNICATIONS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       SUBSEQUENT EVENTS

         Following the announcement of the proposed acquisition by NTL Incorporated ("NTL") of Comcast UK Cable Partners Limited ("Comcast"), the Company initiated the process governing the exercise of its pre-emption rights in respect of Comcast's 27.45% interest in Birmingham Cable Corporation Limited ("Birmingham Cable"). In addition, the Company intends to initiate the process governing the exercise of its pre-emption rights in respect of Comcast's 50% interest in Cable London plc ("Cable London") if NTL's proposed acquisition of Comcast is completed. The Company intends to acquire Comcast's interests in Birmingham Cable and Cable London, subject to price and the availability of finance.

         The Company also has initiated the process pursuant to which it has agreed to purchase General Cable's 44.95% interest in Birmingham Cable for (pound)100 million, subject to the pre-emption rights of Comcast and the other shareholders of Birmingham Cable to acquire their pro rata portion of such interest. The Company intends to fund the purchase of General Cable's interest in Birmingham Cable with the proceeds of senior increasing rate notes to be issued by the Company (the "Unsecured Notes") pursuant to the terms of a Securities Purchase Agreement, dated June 26, 1998 (the "Securities Purchase Agreement") entered into with an affiliate of a major investment bank (the "Bank"). The Securities Purchase Agreement provides for the Bank to purchase Unsecured Notes in an amount up to the dollar equivalent of (pound)100 million. Subject to certain limitations set out in the Securities Purchase Agreement, the commitment to purchase the Unsecured Notes expires on the earlier of the occurrence of certain events and December 31, 1998. Interest is payable on the Unsecured Notes at a variable floating rate based on LIBOR plus a spread. The initial maturity date for the Unsecured Notes is December 31, 1998, but this date may in certain circumstances be extended to the date falling 364 days after the issuance of the Unsecured Notes. The Company believes it will be able to satisfy the funding conditions in relation to the Unsecured Notes, as and when needed, and to repay the Unsecured Notes when due, although there can be no assurance that it will be able to do so.

         Representatives of the Company, NTL and Comcast are engaged in discussions with respect to a possible resolution of certain disputes regarding the Company's proposed acquisition of General Cable but there can be no assurance that any agreement will be reached, what the terms of any such agreement may be (including the impact, if any, on the Company's rights to acquire Comcast's interest in Birmingham Cable and Cable London and General Cable's interest in Birmingham Cable) or what the consequences of a failure to so agree could be.

         On April 15, 1998, the Company and General Cable announced that they had agreed the terms of a merger (the "Merger") to be achieved by way of a recommended offer by the Company for General Cable shares. On June 28, 1998, the Company commenced the offer, which is subject to, among other things, shareholder approval of certain matters relating to the Merger (such approval was given at an Extraordinary General Meeting held on July 28, 1998).

         On April 15, 1998, the Company announced the resignation of Stephen Davidson as Chief Executive and a Director of the Company and the appointment of David Van Valkenburg as the Interim Chief Executive Officer and Gary Ames as the Chairman of the Board. The Company also announced the resignation of Fred Vierra and Lord Griffiths as Directors of the Company and the appointment of Stephen Brett as a TINTA nominated Director to replace Mr. Vierra.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial information contained in this Report on Form 10-Q is prepared in accordance with US GAAP. In accordance with UK securities regulations, the Company also prepares consolidated financial statements in accordance with UK generally accepted accounting principles ("UK GAAP"). The UK GAAP consolidated financial statements for the period covered by this Report are contained in
Exhibit 99 to this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial review contained in the 1997 Annual Report. Unless otherwise indicated, the following does not give effect to the proposed Merger.

SAFE HARBOR STATEMENT UNDER THE US PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The discussion and analysis below includes certain forward looking statements that involve risks and uncertainties that could lead to actual results that are significantly different from those anticipated by the Company. These risks and uncertainties relate to, among other things, the ability of the Telewest Group to successfully integrate General Cable and its subsidiary undertakings (the "General Cable Group") and achieve the anticipated synergies; the extent consumer preference develops for cable television over other methods of providing in-home entertainment and for the Telewest Group (and, in the event of the Merger is completed, the General Cable Group (collectively the "Combined Group")) as a viable alternative to British Telecommunications plc ("BT") and others as a provider of telephony service; the ability of the Telewest Group (and, in the event of the Merger is completed, the Combined Group) to penetrate markets and respond to changes or increases in competition (including the introduction of digital services by British Sky Broadcasting plc ("BskyB") or other operators and digital terrestrial services by British Digital Broadcasting plc ("BDB")), and adverse changes in government regulation; the ability of the Telewest Group (and, in the event of the Merger is completed, the Combined Group) to manage growth and expansion; the ability of the Telewest Group (and, in the event of the Merger is completed, the Combined Group) to improve operating efficiencies (including through cost reductions); the ability of the Combined Group to construct its network in a cost-efficient and timely manner; the ability of the Telewest Group (and, in the event of the Merger is completed, the Combined Group) to raise additional financing if there is a material adverse change in the Telewest Group's (and, in the event of the Merger is completed, the Combined Group's) anticipated revenues or expenses or to finance new initiatives; the extent to which programming is available at reasonable costs; adverse changes in the pricing of telephony interconnection; disruptions in supply of services and equipment; the ability of Telewest to exercise its pre-emption rights with respect to Birmingham Cable and Cable London and the timing of such exercise; Telewest's ability to finance the acquisition of Comcast's interests in Birmingham Cable and Cable London; and the performance of affiliated companies (which are not controlled by the Telewest Group (and in the event the Merger is completed, the Combined Group).

SUMMARY OF OPERATIONS (SIX MONTH PERIOD ENDED JUNE 30, 1997 AND 1998)

The Company's consolidated revenue increased by (pound)24.4 million or 26.8% from (pound)91.1 million in the three month period ended June 30, 1997 to (pound)115.5 million in the three month period ended June 30, 1998 and by (pound)44.4 million or 24.5% from (pound)181.4 million in the six month period ended June 30, 1997 to (pound)225.9 million in the six month period ended June 30, 1998 due to the larger customer base created by the Company's continuing network construction and growing penetration of its existing customer base in residential and business services.

CABLE TELEVISION REVENUE

Cable television revenue increased by (pound)5.8 million or 15.1% from (pound)38.7 million in the three months ended June 30, 1997 to (pound)44.6 million in the three months ended June 30, 1998 and by (pound)11.9 million or 15.5% from (pound)76.8 million in the six months ended June 30, 1997 to (pound)88.8 million in the six months ended June 30, 1998. The increase was primarily attributable to a 14.5% increase (from 550,311 to 630,147) and a 14.4% increase (from 542,015 to 620,311) in the average number of customers in the three and six month periods ended June 30, 1998, respectively, compared to the corresponding periods in 1997. The increase in the average number of customers results from an increase in the number of homes passed and marketed from 2,542,992 at June 30, 1997 to 2,822,556 at June 30, 1998 and from improved penetration.

Penetration improved from 22.1% at March 31, 1998 to 22.8% at June 30, 1998 compared to a slight decrease from 22.2% as at March 31, 1997 to 22.0% as at June 30, 1997.Penetration increased from 22.0% as at December 31, 1997 to 22.8% as at June 30, 1998 compared to a reduction from 22.6% as at December 31, 1996 to 22.0% as at June 30, 1997. The increase in penetration resulted primarily from improved remarket performance and the rollout of more attractive packages . Churn decreased from 32.9% in the three month period ended June 30, 1997 to 28.8% in the three month period ended June 30, 1998 and increased from 32.2% in the twelve-month period ended June 30, 1997 to 33.7% in the twelve month period ended June 30, 1998.This increase in churn was due in part to customer service related problems resulting from the Company's restructure and redundancy program and the cable television price increases implemented from November 1,1997.

Average monthly revenue per cable television customer decreased slightly from (pound)23.18 in the three month period ended June 30, 1997 to (pound)23.11 in the three month period ended June 30, 1998 and increased slightly from (pound)23.37 in the six month period ended June 30, 1997 to (pound)23.40 in the six month period ended June 30, 1998 due to the expansion of pay per view events, a decrease in promotional discounts offered by the Company and price increases implemented from November 1, 1997.

TELEPHONY REVENUE

Telephony revenue increased by (pound)16.3 million or 33.4% from (pound)48.8 million in the three month period ended June 30, 1997 to (pound)65.1 million in the three month period ended June 30,1998 and by (pound)29.2 million or 29.9% from (pound)97.8 million in the six month period ended June 30, 1997 to (pound)127.0 million in the six month period ended June 30,1998.

Residential telephony revenue increased by (pound)12.3 million or 32.2% from (pound)38.2 million in the three month period ended June 30, 1997 to (pound)50.5 million in the three month period ended June 30,1998 and increased by (pound)21.1 million or 27.1% from (pound)77.8 million in the six month period ended June 30, 1997 to (pound)98.9 million in the six month period ended June 30,1998. Business telephony revenue increased by (pound)4.0 million or 37.6% from (pound)10.6 million in the three month period ended June 30, 1997 to (pound)14.6 million in the three month period ended June 30, 1998 and increased by (pound)8.2 million or 41.2% from (pound)19.9 million in the six month period ended June 30, 1997 to (pound)28.1 million in the six month period ended June 30, 1998.

The increase in residential telephony revenue in the three and six month periods ended June 30, 1998 compared to the corresponding periods ended June 30, 1997 was primarily due to a 24.2% increase (from 708,569 to 880,075) and a 27.2% increase (from 679,789 to 864,723), respectively, in the average number of residential lines, combined with a 7.6% increase in the average monthly revenue per residential line from (pound)17.97 in the three month period ended June 30, 1997 to (pound)19.33 in the three month period ended June 30, 1998 and a 0.7% increase from (pound)19.09 in the six month period ended June 30, 1997 to (pound)19.22 in the six month period ended June 30, 1998. The increase in the average number of residential lines results primarily from an increase in the number of homes passed and marketed (from 2,496,754 at June 30, 1997 to 2,790,224 at June 30, 1998) and from increased penetration. The increase in the average monthly revenue per line was attributable to higher line rentals, increased call volumes and sales of value added services such as call waiting and voice messaging, which were partly offset by price reductions in per minute call charges in response to price cutting by BT, the Company's main competitor in residential telephony. The Company intends to continue reducing per minute call tariffs and expects the revenue impact of these reductions to be offset in part through higher line rentals, increased call volumes and sales of value added services.

Residential telephony penetration increased from 30.1% at March 31, 1998 to 30.6% at June 30, 1998 and increased from 28.2% at March 31, 1997 to 28.9% at June 30, 1997. Penetration increased from 29.7% at December 31, 1997 to 30.6% at June 30, 1998 and from 27.5% at December 31, 1996 to 28.9% at June 30, 1997.
Churn increased from 19.1% in the three months ended June 30, 1997 to 21.7% in the three months ended June 30, 1998 and from 19.20% in the twelve-month period ended June 30, 1997 to 21.1% in the twelve months ended June 30, 1998. The increase in churn was due in part to customer service related problems resulting from the Company's restructure and redundancy program.

The increase in business telephony revenue in the three and six month periods ended June 30, 1998 compared to the corresponding periods ended June 30, 1997 was primarily attributable to a 44.3% increase (from 78,559 to 113,397) and to a 46.0% increase (from 74,740 to 109,153) in the average number of business telephony lines in the three and six month periods, respectively, ended June 30, 1998. The increase in business telephony revenue in the three month period ended June 30, 1998 was also the result of a 1.1% increase in the average monthly revenue per business line from (pound)45.60 in the three month period ended June 30, 1997 to (pound)46.09 in the three month period ended June 30, 1998. The increase in business telephony revenue in the six month period ended June 30, 1998 was partially offset by a 0.3% decrease in the average monthly revenue per business line from (pound)44.67 in the six month period ended June 30, 1997 to (pound)44.55 in the six month period ended June 30, 1998. The increase in the average number of business telephony lines was attributable to a 17.6% increase in the number of business premises passed and marketed (from 113,519 at June 30, 1997 to 133,459 at June 30, 1998) and to an increased focus on marketing services to larger businesses which generally purchase more lines. The decrease in the average monthly revenue per line for the six month period was mainly attributable to price reductions in per minute call charges and increased volume discounts, together with increased sales of Centrex, a business telecommunications product which provides more lines to customers but which has a lower average monthly revenue per line.

Other revenue increased by 64.5% from (pound)3.5 million in the three month period ended June 30, 1997 to (pound)5.8 million in the three month period ended June 30, 1998 and by 47.4% from (pound)6.8 million in the six month period ended June 30, 1997 to (pound)10.1 million in the six month period ended June 30, 1998 and is derived primarily from management services provided to affiliated companies, internet sales, cable publications and network management services provided to other operators, and advertising sales.


OPERATING COSTS AND EXPENSES

The Company's consolidated operating costs and expenses (which include direct costs of programming and interconnection; selling, general and administrative expenses; depreciation expense and amortization expense) increased by 10.5% from (pound)127.5 million in the three month period ended June 30, 1997 to (pound)140.9 million in the three month period ended June 30, 1998 and increased by 9.5% from (pound)254.6 million in the six month period ended June 30, 1997 to (pound)278.9 million in the six month period ended June 30, 1998.

Programming fees are the largest component of the Company's operating costs in providing cable television services. The Company obtains most of its programming under contracts which provide for payments based upon the number of subscribers. As a percentage of cable television revenues, programming costs decreased from 60% and 61%, respectively, in the three and six month periods ended June 30, 1997 to 50.8% and 54.0%, respectively, in the three and six month periods ended June 30, 1998 resulting from the negotiation of more favourable contract terms and a growing redistribution to higher margin packages.

Interconnection charges are the largest component of the Company's telephony operating costs in providing telephony services. As a percentage of telephony revenue, telephony operating costs decreased from 27% and 28%, respectively, in the three and six month periods ended June 30, 1997 to 26.3% and 24.7%, respectively, in the three and six month periods ended June 30, 1998. Interconnection charges in 1998 were reduced by the continuing reduction in interconnection charges in the UK telephony market, a growing percentage of interconnection charges handled within the Telewest network and in quarter one by credits relating to interconnection charges from earlier periods, which have been recalculated based on the final agreed rates applicable for that period.

Selling, general and administrative expenses, which include, among other items, salary and marketing costs, decreased as a percentage of revenue from 50% in the three and six month periods ended June 30, 1997 to 40.9% for both the corresponding periods in 1998. The improvement is largely due to the rapid growth in revenues and continued reduction in support costs per customer as the Company benefits from the economies of scales resulting from its enlarged operations. Total labor and overhead costs capitalized in the three and six month period ended June 30, 1998 were (pound)15.3 million and (pound)37.8 million, respectively, compared to (pound)20.8 million and (pound)40.3 million, respectively, for the corresponding periods in 1997. The Company expects that its selling, general and administrative expenses will continue to decline as a percentage of revenue, as revenues increase and the efficiency gains from its fixed cost base are increasingly exploited, and the full year benefits of a restructuring and redundancy program, completed at the end of 1997, take effect.

Depreciation expense increased 21.7% from (pound)38.9 million in the three month period ended June 30, 1997 to (pound)47.4 million in the three month period ended June 30, 1998 and increased 23.2% from (pound)76.4 million in the six month period ended June 31, 1997 to (pound)94.1 million in the six month period ended June 30, 1998. With effect from January 1, 1997, activation labour was reclassified from 'Cable and Ducting' to 'Electronics' to be consistent with the classification of activation materials, with activation labour now depreciated over 8 years rather than 20 years. Although the effect of this revision was accounted for in the second half of 1997, had the revision been accounted for with effect from the beginning of the first quarter of 1997, depreciation expense for the three months ended March 31, 1997 would have increased by approximately (pound)5.2 million.

Amortization expense remained stable at (pound)6.6 million in both the three month periods ended June 30, 1997 and 1998 and (pound)13.2 million in both the six month periods ended June 30, 1997 and 1998.

OTHER INCOME/(EXPENSE)

The Company's share of the net losses of its affiliated companies accounted for under the equity method, principally Birmingham Cable and Cable London, was (pound)5.3 million and (pound)4.4 million for the three month periods ended June 30, 1997 and 1998, respectively, and (pound)10.3 million and (pound)11.1 million for the six month periods ended June 30, 1997 and 1998, respectively.

Financial expenses, net, consist primarily of interest expense of (pound)39.7 million and (pound)82.4 million for the three and six month periods ended June 30, 1998, respectively, ((pound)32.9 million and (pound)63.2 million for the corresponding periods in 1997) and foreign exchange losses of (pound)8.0 million and (pound)1.4 million for the three and six month periods ended June 30, 1998, respectively, ((pound)0.2 million and (pound)24.3 million for the three and six month periods ended June 30, 1997) offset in part by interest income earned on short-term investments and loans to affiliated companies of (pound)1.0 million and (pound)2.1 million for the three and six month periods ended June 30, 1998, respectively, ((pound)1.7 million and (pound)4.1 million for the corresponding periods in 1997). Interest expense increased by (pound)6.7 million and (pound)19.2 million in the three and six month periods ended June 30, 1998, respectively, primarily as a result of the interest expense on higher outstanding borrowings relating to the Senior Secured Facility entered into in May 1996 and higher accrued interest expense on the Senior Discount Debentures (as defined below) issued by the Company in October 1995. The foreign exchange gains and losses arise principally from the re-translation of the US Dollar denominated debentures to Pounds Sterling using the June 30, 1998 exchange rate and marking the associated hedging instruments to their market value at June 30, 1998. It is the Company's policy to hedge non-Sterling denominated borrowings to reduce or eliminate exchange rate exposure.

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

In connection with the restructuring of the group's activities, including the slow down of construction activity, the terms of the Senior Secured Facility were amended in the first quarter of 1998. The amount of the Senior Secured Facility has been reduced to (pound)1.0 billion and the Company has entered into a second secured facility ( the "Second Secured Facility") of (pound)100 million with certain of the banks that are party to the Senior Secured Facility. In addition, certain changes were made to the financial covenants to accommodate the Company's anticipated cashflows. The repayment dates for tranche A were accelerated by three months as discussed below.

The Senior Secured Facility is divided into two tranches, the first ("tranche A") is available on a revolving basis for up to (pound)300 million, reduced to (pound)100 million by March 31, 1998, with full repayment by September 30, 1998.

The second tranche ("tranche B") is available on a revolving basis concurrently with tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.0 billion. Borrowings under the Senior Secured Facility are secured by assets, including the partnership interests and shares of subsidiaries of the Company, and bear interest at 2.25% above LIBOR for tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for tranche B. The Company's ability to borrow under the Senior Secured Facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein, and the failure to comply with such covenants could result in all such amounts outstanding under the facility becoming due and payable. At June 30, 1998, there were no drawings under tranche A and (pound)602.5 million was drawn down under tranche B.

The Second Secured Facility is available from July 1, 1999 to June 30, 2001. Advances under the Second Secured Facility may be drawn only if the Senior Secured Facility has been drawn down to the fullest extent possible at the relevant time. The Second Secured Facility is available on a revolving basis to provide an aggregate under the Senior Secured Facility and the Second Secured Facility of up to 6 times the trailing, rolling six month annualized consolidated net operating cash flow through December 31, 1999, gradually reducing thereafter throughout the period of the facility to 4.5 times by January 1, 2001. On June 30, 2001, the amount outstanding under the Second Secured Facility converts to a term loan amortizing over 5 years. Borrowings under the Second Secured Facility bear interest at a rate equal to LIBOR plus a margin that increases during the period of the facility from 3.5% per annum through December 31, 1999, 4.5% per annum from December 31, 1999 through June 30, 2000 and to 5.5% per annum from June 30, 2000 to June 30, 2006. The provisions as to prepayment, covenants and events of default in respect of the Second Secured Facility are substantially similar to those for the Senior Secured Facility.

The Company has entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The Company pays fixed rates of interest and receives floating rates on the notional principal amount of the swaps. The swap agreements, which commenced in 1997, originally have a five-year maturity and were at rates of between 7.835% and 7.975%. The amount of the swaps adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. In May 1998, the swaps portfolio was adjusted, extending the maturity date of (pound)500 million by 2 years and amending the interest rates to a range of between 7.175% and 7.910%. As at June 30, 1998, the aggregate notional principal amount of the swaps was (pound)590 million and the total drawn under the Senior Secured Facility was (pound)602.5 million.

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

The Company's hedge instruments relating to the debentures are a combined foreign currency and interest rate swap ("Foreign Currency Swap") and a foreign currency option. The Foreign Currency Swap fully hedges against adverse exchange rate fluctuations on the principal amount of the Senior Debentures and the associated interest payments. The foreign currency option provides protection against exchange rate fluctuations on the Senior Discount Debentures below a rate of $1.452 : (pound)1 and allows the Company to benefit from positive exchange rate movements. Both hedging instruments provide protection up to October 1, 2000, the early redemption date of the Senior Debentures and the Senior Discount Debentures.

The Company's results may be materially influenced by future exchange rate movements due to the requirement that the hedge instruments are marked to their market value at the end of the financial period and the US Dollar denominated debentures are re-translated to Pounds Sterling using the period end exchange rate.

The Company had a net cash inflow from operating activities of (pound)7.7 million in the six month period ended June 30, 1998 compared with a net cash outflow of (pound)22.1 million in the six month period ended June 30, 1997. The Company incurred a net cash outflow from investing activities of (pound)215.7 million and (pound)109.7 million in the six month periods ended June 30, 1997 and 1998, respectively. The Company's principal investing activities continue to be the construction of the network and installation activity, albeit at a reduced rate and the provision of funding to its affiliated companies.

Cash provided by financing activities amounted to 220.4 million and (pound)98.7 million in the six month periods ended June 30, 1997 and 1998, respectively. Cash provided by financing activities principally related to the drawdown of (pound)222.5 million under the Senior Secured Facility in the six month period ended June 30, 1997 and to the drawdown of (pound)110.0 million under the Senior Secured Facility in the six month period ended June 30, 1998.

At June 30, 1998, the construction of the Company's broadband network had passed approximately 76.0% of the homes in its owned and operated franchise areas compared to 70% of homes in its owned and operated franchises at June 30, 1997. Total capital expenditure in the six month period ended June 30, 1998 was (pound)115.8 million, substantially lower than in the six month period ended June 30, 1997 ((pound)232.0 million), due to the Company reducing the pace of its network construction and expenditure on discretionary capital projects.

The Company is obligated under the terms of its telecommunications licences to construct its network to pass a specified number of premises by prescribed dates. If such milestones are not met, the Company may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of the Company's telecommunications licences. As a consequence of its intention to reduce the pace of its network construction, the Company has negotiated with the Director General appropriate modifications to its current milestone obligations and formal amendments to its licences were made in May 1998.

Cash and deposit balances at June 30, 1998 were (pound)26.3 million.

The Company currently expects that the anticipated funding requirements (after taking into account current cash and deposit balances and anticipated revenues) required to substantially complete the construction of the owned and operated network, to fund the Company's operations, to upgrade older portions of the network and to pay interest on the Company's debt will be provided by the Senior Secured Facility and the Second Secured Facility. There can be no assurance that the Company will not elect to use alternative funding sources or that the Company's actual funding requirements will be in line with expectations.

Following the announcement of the proposed acquisition by NTL of Comcast, the Company initiated the process governing the exercise of its pre-emption rights in respect of Comcast's 27.45% interest in Birmingham Cable. In addition, the Company intends to initiate the process governing the exercise of its pre-emption rights in respect of Comcast's 50% interest in Cable London if NTL's proposed acquisition of Comcast is completed. The Company intends to acquire Comcast's interests in Birmingham Cable and Cable London, subject to price and the availability of finance.

The Company also has initiated the process pursuant to which it has agreed to purchase General Cable's 44.95% interest in Birmingham Cable for (pound)100 million, subject to the pre-emption rights of Comcast and the other shareholders of Birmingham Cable to acquire their pro rata portion of such interest. The Company intends to fund the purchase of General Cable's interest in Birmingham Cable with the proceeds of the Unsecured Notes to be issued by the Company pursuant to the terms of the Securities Purchase Agreement entered into with the Bank. The Securities Purchase Agreement provides for the Bank to purchase Unsecured Notes in an amount up to the dollar equivalent of (pound)100 million. Subject to certain limitations set out in the Securities Purchase Agreement, the commitment to purchase the Unsecured Notes expires on the earlier of the occurrence of certain events and December 31, 1998. Interest is payable on the Unsecured Notes at a variable floating rate based on LIBOR plus a spread. The initial maturity date for the Unsecured Notes is December 31, 1998, but this date may in certain circumstances be extended to the date falling 364 days after the issuance of the Unsecured Notes. The Company believes it will be able to satisfy the funding conditions in relation to the Unsecured Notes, as and when needed, and to repay the Unsecured Notes when due, although there can be no assurance that it will be able to do so.

Representatives of the Company, NTL and Comcast are engaged in discussions with respect to a possible resolution of certain disputes regarding the Company's proposed acquisition of General Cable but there can be no assurance that any agreement will be reached, what the terms of any such agreement may be (including the impact, if any, on the Company's rights to acquire Comcast's interest in Birmingham Cable and Cable London and General Cable's interest in Birmingham Cable) or what the consequences of a failure to so agree could be.

On April 15, 1998, the Company and General Cable announced that they had agreed the terms of the Merger to be achieved by way of a recommended offer by the Company for General Cable shares. On June 28, 1998, the Company commenced the offer, which is subject to, among other things, shareholder approval of certain matters relating to the Merger (such approval was given at an Extraordinary General Meeting held on July 28, 1998).

On April 15, 1998, the Company announced the resignation of Stephen Davidson as Chief Executive and a Director of the Company and the appointment of David Van Valkenburg as the Interim Chief Executive Officer and Gary Ames as the Chairman of the Board. The Company also announced the resignation of Fred Vierra and Lord Griffiths as Directors of the Company and the appointment of Stephen Brett as a TINTA nominated Director to replace Mr. Vierra.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II.  OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 1998 Annual General Meeting was held on May 8,1998. At the Annual General Meeting, each of the following resolutions was approved, in accordance with the Company's Articles of Association, by a show of hands of those shareholders (or persons holding proxies) voting in person at the Annual General
Meeting:


Resolution 1.       Adoption of the Directors' Report and Accounts of the
                    Company for the year ended December 31, 1997

Resolutions 2-12*   Appointment of the following Directors:

                    Stephen M. Brett
                    Anthony W.P. Stenham
                    A. Gary Ames
                    Robert W. Shaner
                    Lord Borrie QC
                    Charles J. Burdick
                    David R. Van Valkenburg
                    James O. Robbins
                    David J. Evans

Resolution 13       Granting authority to the Directors to allot shares up to an aggregate nominal value of(pound)30,918,920, with such authority to expire (unless previously renewed, varied or revoked by the Company in a general meeting) on the earlier of August 7, 1999 or the conclusion of the 1999 Annual
                    General Meeting.

Resolution 14       Granting authority to the Directors to allot shares up to an aggregate nominal value of(pound)4,637,838 for cash without first offering such shares pro rata to existing shareholders as otherwise required by the Companies Act 1985, with such authority to expire on the earlier of August 7, 1999 or the conclusion of the 1999 Annual General Meeting.

Resolution 15       Appointment of KPMG Audit plc, as auditors, to serve from
                    the conclusion of the 1998 Annual General Meeting until the 1999 Annual General Meeting and authorization for the Board of Directors of the Company to fix the remuneration of the auditors.

Resolution 16       Granting authority to the Directors to make market purchases of up to 46,378,380 of its share on the London Stock
                    Exchange at a minimum price per share (exclusive of expenses) of 10p and a maximum price per share (exclusive of expenses) up to an amount equal to 105% of the average of the middle market quotations per share as derived from the London Stock Exchange Daily Official List for the five business days before the day on which the purchase is made, with such authority to expire (unless previously renewed, varied or revoked by the Company in a general meeting) on earlier of August 7, 1999 or the conclusion of the 1999
                    Annual General Meeting.


* After the Proxy Statement in respect of the Company's 1998 Annual General Meeting was mailed to the shareholders (proposing that Fred Vierra, Stephen Davidson and Lord Griffiths (each then a Director of the Company) be reappointed to serve as a Director), but before the date of such meeting, Messrs. Vierra, Davidson and Griffiths resigned as Directors and Stephen Brett was appointed to replace Mr. Vierra as a Director. Mr Brett was then proposed at the Annual General Meeting to be reappointed in place of Mr. Vierra.


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


ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

a.                 Exhibits

                  2.1 Agreement relating to the Merger of General Cable and the Company, dated March 29, 1998, among the Company, General Cable, Compagnie Generale des Eaux S.A. and GUHL. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 15,
                           1998).

                  10.51 Subscription Agreement, dated April 15, 1998, by and among TINTA, U S WEST, Cox and the Company. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

                  10.52 Letter, dated April 15, 1998, from the Company to General Cable PLC. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

                  10.53 Letter, dated April 15, 1998, from CGE and General Utilities to the Company. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20,
                           1998).

                  10.54 Letter, dated April 14, 1998, from TCI, U S WEST, Cox and SBC to the Company. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

                  10.55 Form of Amended and Restated Relationship Agreement, dated as of _____, 1998, by and among the Company, the MediaOne Affiliates, TINTA, the TINTA Affiliate, Cox, the Cox Affiliate, SBC International, Inc. and the SBC Affiliate. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998).

                  10.56 Form of Amendment No. 1 to the Registration Rights Agreement, dated _______, 1998, by and among the Company, the TINTA Affiliate, the MediaOne Affiliates, the SBC Affiliate, Southwestern Bell International Holdings (UK-2) Corporation, the Cox Affiliate, GUHL and Vivendi. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998).

                  27       Telewest Communications plc financial data schedule.

                  99.1 Telewest Communications plc Press Release issued on August 6, 1998 with respect to the results of operations of the Company for the six month period ended June 30, 1998 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).


b.                Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TELEWEST COMMUNICATIONS PLC

                                    By: /S/ CHARLES J. BURDICK
                                        ------------------------------------
                                    Name: Charles J. Burdick
                                    Title: Group Finance Director
                                           (duly authorized signatory
                                           and principal financial officer)





August 13, 1998

                                    EXHIBITS

EXHIBIT

2.1 Agreement relating to the Merger of General Cable and the Company, dated March 29, 1998, among the Company, General Cable, Compagnie Generale des Eaux S.A. and GUHL. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 15, 1998).

10.51 Subscription Agreement, dated April 15, 1998, by and among TINTA, U S WEST, Cox and the Company. (Incorporated by reference to the Company's
         Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

10.52 Letter, dated April 15, 1998, from the Company to General Cable PLC. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

10.53 Letter, dated April 15, 1998, from CGE and General Utilities to the Company. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

10.54 Letter, dated April 14, 1998, from TCI, U S WEST, Cox and SBC to the Company. (Incorporated by reference to the Company's Schedule 13D filed with the Securities and Exchange Commission on April 20, 1998).

10.55 Form of Amended and Restated Relationship Agreement, dated as of _____, 1998, by and among the Company, the MediaOne Affiliates, TINTA, the TINTA Affiliate, Cox, the Cox Affiliate, SBC International, Inc. and the SBC Affiliate. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1998).

10.56 Form of Amendment No. 1 to the Registration Rights Agreement, dated _______, 1998, by and among the Company, the TINTA Affiliate, the MediaOne Affiliates, the SBC Affiliate, Southwestern Bell International Holdings (UK-2) Corporation, the Cox Affiliate, GUHL and Vivendi. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29,
         1998).

27       Telewest Communications plc financial data schedule.

99.1 Telewest Communications plc Press Release issued on August 6, 1998 with respect to the results of operations of the Company for the six month period ended June 30, 1998 (including unaudited consolidated financial statements prepared in accordance with UK GAAP).